Form 10QSB
period 1997-09-30
DELAWARE FIRST FINANCIAL CORP
filed 1998-02-13
CIK 1046001

------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the quarterly period ended September 30, 1997

                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ........ to .........

                      Commission File Number: 000-23499

                     DELAWARE FIRST FINANCIAL CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                 Delaware                               52-2063973
    ---------------------------------             ----------------------
      (State or other jurisdiction                   (I.R.S. Employer
    of incorporation of organization)             Identification Number)

      400 Delaware Avenue
      Wilmington, Delaware                                 19801
---------------------------------------                 ----------
(Address of principal executive office)                 (Zip Code)

       Registrant's telephone number, including are code: (302) 421-9090

Indicate by check mark whether the Registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file Such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No __X___

As of February 13, 1998, there were 1,157,000 shares of the Registrant's common stock, par value $.01 per share outstanding. The Registrant has no other classes of equity outstanding.

Transitional Small Business Disclosure Format          Yes______  No ___X___

                     DELAWARE FIRST FINANCIAL CORPORATION

                                   Contents

PART I            FINANCIAL INFORMATION:                                                          Page

     Item 1.      Financial Statements

                  Consolidated Statements of Financial Condition as of
                  September 30, 1997 (Unaudited) and December 31, 1996.....................           1

                  Consolidated Statements of  Operations for the Three and Nine
                  Months Ended September 30, 1997 and 1996 (Unaudited).....................           2

                  Consolidated Statement of  Changes in Retained Earnings for the
                  Nine Months Ended September 30, 1997 (Unaudited).........................           3

                  Consolidated Statements of Cash Flows for the Nine Months
                  Ended September 30, 1997 and 1996 (Unaudited)............................           4

                  Notes to Consolidated Financial Statements (Unaudited)...................           5


     Item 2.      Management's Discussion and Analysis of Financial Condition and
                  Results of  Operations...................................................           7

PART II           OTHER INFORMATION

     Item 1.      Legal Proceedings........................................................          11

     Item 2.      Changes in Securities....................................................          11

     Item 3.      Defaults Upon Senior Securities..........................................          11

     Item 4.      Submission of Matters to a Vote of Security Holders......................          11

     Item 5.      Other Information........................................................          11

     Item 6.      Exhibits and Reports on Form 8-K.........................................          11

SIGNATURES.................................................................................          11

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------

                                                                    September 30,       December 31,
ASSETS                                                                   1997               1996
                                                                   -----------------  -----------------
                                                                     (Unaudited)

Cash and cash equivalents                                               $ 4,927,770        $ 2,643,452
Investment securities available for sale
  (amortized cost - 1997, $4,499,425; 1996, $6,494,860)                   4,497,971          6,475,800
Mortgage-backed securities available for sale
  (amortized cost - 1997, $1,169,514; 1996, $200,666)                     1,169,840            203,147
Loans receivable - net                                                   91,348,017         98,042,118
Loans held for sale
Federal Home Loan Bank stock - at cost                                    1,060,000          1,500,000
Accrued interest receivable:
  Loans                                                                     944,829            975,244
  Investments                                                                60,321             93,526
  Mortgage-backed securities                                                  3,751              1,171
Office property and equipment, net                                        1,992,146          2,020,957
Prepaid expenses and other assets                                           320,774             66,012
Prepaid income taxes                                                        113,551            166,850
Mortgage servicing rights                                                   384,386            317,435
Deferred income taxes                                                       172,281            177,506
                                                                      -------------      -------------

TOTAL ASSETS                                                          $ 106,995,637      $ 112,683,218
                                                                      =============      =============

LIABILITIES AND RETAINED EARNINGS

Liabilities:
  Deposits                                                             $ 77,697,794       $ 78,408,793
  Advances from Federal Home Loan Bank                                   21,200,000         25,900,000
  Advances by borrowers for taxes and insurance                             279,290            812,569
  Accrued interest payable                                                  280,591            265,764
  Accrued income taxes
  Accounts payable and accrued expenses                                   1,510,749          1,338,503
                                                                      -------------      -------------

      Total liabilities                                                 100,968,424        106,725,629

Commitments and contingencies

Retained earnings (partially restricted)                                  6,027,848          5,968,365
Unrealized losses on available for sale securities, net of tax                 (635)           (10,776)
                                                                      -------------      -------------

      Total retained earnings                                             6,027,213          5,957,589
                                                                      -------------      -------------

TOTAL LIABILITIES AND RETAINED EARNINGS                               $ 106,995,637      $ 112,683,218
                                                                      =============      =============


See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                                                Three months ended             Nine months ended
                                                                  September 30,                  September 30,
                                                             --------------------------      --------------------------
                                                               1997           1996            1997           1996
                                                                   (Unaudited)             (Unaudited)

INTEREST INCOME:
  Interest on loans                                          $ 1,814,916    $ 1,821,021     $ 5,612,898    $ 5,167,769
  Interest on mortgage-backed securities                          16,730          9,735          23,551         31,876
  Interest and dividends on investments                          151,928        222,366         419,483        616,124
                                                             -----------    -----------     -----------    -----------

           Total interest income                               1,983,574      2,053,122       6,055,932      5,815,769
                                                             -----------    -----------     -----------    -----------

INTEREST EXPENSE:
  Deposits                                                     1,110,280      1,109,956       3,306,525      3,386,593
  Federal Home Loan Bank advances                                355,788        409,638       1,136,434        774,111
                                                             -----------    -----------     -----------    -----------

           Total interest expense                              1,466,068      1,519,594       4,442,959      4,160,704
                                                             -----------    -----------     -----------    -----------

NET INTEREST INCOME                                              517,506        533,528       1,612,973      1,655,065

PROVISION FOR LOAN LOSSES                                        200,815                        210,815         26,000
                                                             -----------    -----------     -----------    -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                316,691        533,528       1,402,158      1,629,065
                                                             -----------    -----------     -----------    -----------

OTHER INCOME:
  Service fees                                                    88,026        240,172         135,589        339,012
  Gain on sale of loans                                           69,977                         86,609         48,766
  Realized market adjustment on loans                             12,096                         22,787
  Other                                                           13,024         17,126          23,051         26,790
                                                             -----------    -----------     -----------    -----------

           Total other income                                    183,123        257,298         268,036        414,568
                                                             -----------    -----------     -----------    -----------

OTHER EXPENSES:
  Salaries and employee benefits                                 140,545        153,436         618,498        664,452
  Advertising                                                     37,714         41,573         138,924        183,597
  Federal insurance premiums                                      18,919         46,700          34,184        140,753
  SAIF Special Assessment                                                       492,000                        492,000
  Occupancy expense                                               49,481         65,377         150,906        200,615
  Data processing expense                                         37,780         34,933         107,541        100,636
  Directors fees                                                  29,114         28,507          82,852         85,553
  Other general and administrative expenses                      293,583        314,172         434,806        491,053
                                                             -----------    -----------     -----------    -----------

           Total other expenses                                  607,136      1,176,698       1,567,711      2,358,659
                                                             -----------    -----------     -----------    -----------

INCOME (LOSS) BEFORE PROVISION (BENEFIT)
  FOR INCOME TAXES                                              (107,322)      (385,872)        102,483       (315,026)
                                                             -----------    -----------     -----------    -----------

(PROVISION)/BENEFIT FOR INCOME TAXES                              45,000        232,700         (43,000)       202,700
                                                             -----------    -----------     -----------    -----------


NET INCOME (LOSS)                                              $ (62,322)    $ (153,172)       $ 59,483     $ (112,326)
                                                               =========     ==========        ========     ==========


See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN RETAINED EARNINGS
-------------------------------------------------------------------------------

                                                                                            Unrealized
                                                                                             Losses on               Total
                                                                       Retained            Available for           Retained
                                                                       Earnings           Sale Securities          Earnings

BALANCE, JANUARY 1, 1995                                             $ 5,642,982                                 $ 5,642,982

  Net income for the year ended
    December 31, 1995                                                    419,924                                     419,924
                                                                     -----------                                 -----------

BALANCE, DECEMBER 31, 1995                                             6,062,906                                   6,062,906

  Net loss for the year ended
    December 31, 1995                                                    (94,541)                                    (94,541)

  Unrealized losses on available for
    sale securities, net of tax                                                             $ (10,776)               (10,776)

BALANCE, DECEMBER 31, 1996                                             5,968,365              (10,776)             5,957,589
                                                                     -----------               ------            -----------

  Net income for the nine-month period
    ended September 30, 1997 (unaudited)                                  59,483                                      59,483

  Recovery of unrealized losses on available for
    sale securities, net of tax (unaudited)                                                    10,141                 10,141
                                                                     -----------               ------            -----------

BALANCE, SEPTEMBER 30, 1997 (UNAUDITED)                              $ 6,027,848               $ (635)           $ 6,027,213
                                                                     ===========               ======            ===========

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                                Nine-Month Period Ended
                                                                                     September 30,
                                                                           -------------------------------
                                                                                1997                1996
                                                                                     (Unaudited)

OPERATING ACTIVITIES:
  Net income (loss)                                                        $     59,483       $   (112,326)
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation                                                                 89,565            140,533
    Provision for loan losses                                                   210,815             26,000
    Gain on sale of loans                                                       (84,518)           (16,727)
    Realized market adjustment on loans                                         (22,787)
    Amortization of:
      Deferred loan fees                                                        (75,250)          (167,481)
      Discount on investment and
        mortgage-backed securities                                               (4,458)            (6,447)
    Changes in assets and liabilities which
      provided (used) cash:
      Accrued interest receivable                                                61,040           (293,391)
      Mortgage servicing rights                                                 (66,951)             3,368
      Prepaid expenses and other assets                                        (254,762)           860,595
      Accrued interest payable                                                   14,827             20,512
      Accounts payable and accrued expenses                                     172,246            (36,962)
      Income taxes                                                               53,299           (512,840)
      Deferral of loan fees                                                      78,847            288,876
                                                                           ------------       ------------

           Net cash provided by operating activities                            231,396            193,710
                                                                           ------------       ------------

INVESTING ACTIVITIES:
  Proceeds from maturity of investments                                       2,000,000          5,000,000
  Principal collected on long-term loans
    and mortgage-backed securities                                            9,983,631         17,246,669
  Long-term loans originated                                                (10,092,632)       (38,236,212)
  Proceeds from sale of loans                                                 6,722,130          1,013,297
  Redemption of Federal Home Loan Bank stock                                    549,800             28,200
  Purchase of Federal Home Loan Bank stock                                     (109,800)          (993,400)
  Purchase of investments                                                      (995,175)        (4,996,437)
  Purchases of premises and equipment                                           (60,754)           (21,990)
                                                                           ------------       ------------

           Net cash provided by (used in) investing activities                7,997,200        (20,959,873)
                                                                           ------------       ------------

FINANCING ACTIVITIES:
  Net decrease in deposits                                                     (710,999)        (2,850,453)
  Increase in advances by borrowers for taxes
    and insurance                                                              (533,279)          (433,528)
  Proceeds from Federal Home Loan Bank advances                              46,345,726         64,079,328
  Repayments of Federal Home Loan Bank advances                             (51,045,726)       (38,329,328)
                                                                           ------------       ------------

           Net cash provided by (used in) financing activities               (5,944,278)        22,466,019
                                                                           ------------       ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                     2,284,318          1,699,856

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                         2,643,452          1,060,856
                                                                           ------------       ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                            $  4,927,770       $  2,760,712
                                                                           ============       ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                               $  4,428,133       $  4,140,192
                                                                           ============       ============

    Income taxes                                                           $     14,967       $    310,140
                                                                           ============       ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEAR ENDED DECEMBER 31, 1996 AND FOR THE THREE-
AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996 (UNAUDITED)
-------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the unaudited interim periods.

      The results of operations of the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1997. The consolidated financial statements presented herein should be read in conjunction with the audited financial statements and related notes thereto included in the Company's Prospectus dated November 12, 1997.

      Delaware First Financial Corporation (the "Company") is not an operating company and has not engaged in any significant business to date. It was formed in September 1997, as a Delaware corporation to be the holding company for Ninth Ward Savings Bank, FSB (the "Bank"). The holding company structure will facilitate: (i) diversification into non-banking activities, (ii) acquisitions of other financial institutions, such as savings institutions, (iii) expansion within existing and into new market areas, and (iv) stock repurchases without adverse tax consequences. There are no present plans regarding diversification, acquisitions or expansion.

2.     INVESTMENT SECURITIES

      Investment securities are summarized as follows:


                                                                         September 30, 1997
                                                      ---------------------------------------------------------
                                                                        Gross         Gross
                                                        Amortized     Unrealized    Unrealized    Approximate
                                                           Cost          Gain          Loss       Fair Value

Available for sale:
  Debt securities:
    Obligations of U.S. Government agencies
      Due in one year or less                            $ 4,499,425      $ 2,841       $ (4,295)  $ 4,497,971
                                                         -----------      -------       --------   -----------

Total                                                    $ 4,499,425      $ 2,841       $ (4,295)  $ 4,497,971
                                                         ===========      =======       ========   ===========

                                                                         December 31, 1996
                                                      ---------------------------------------------------------
                                                                        Gross         Gross
                                                        Amortized     Unrealized    Unrealized    Approximate
                                                           Cost          Gain          Loss       Fair Value

Available for sale:
  Debt securities:
    Obligations of U.S. Government agencies:
      Due in one year or less                            $ 2,499,285      $ 4,520      $ (10,870)  $ 2,492,935
      Due after one year through five years                3,995,575        2,899        (15,609)    3,982,865
                                                         -----------      -------      ---------   -----------

Total                                                    $ 6,494,860      $ 7,419      $ (26,479)  $ 6,475,800
                                                         ===========      =======      =========   ===========

3.    MORTGAGE-BACKED SECURITIES

      Mortgage-backed securities are summarized as follows:

                                                    September 30 , 1997                             December 31, 1996
                                        --------------------------------------------    -----------------------------------------
                                                          Gross      Approximate                         Gross     Approximate
                                          Amortized    Unrealized       Fair              Amortized   Unrealized      Fair
                                             Cost      Gain/(Loss)      Value                Cost         Gain         Value

Available for sale:
FHLMC pass-through certificates          $  178,790      $    1,932       $  180,722      $  200,666      $    2,481      $  203,147
Collateralized Mortgage Obligations         990,724          (1,606)         989,118
                                         ----------      ----------       ----------      ----------      ----------      ----------

              Total                      $1,169,514      $      326       $1,169,840      $  200,666      $    2,481      $  203,147
                                         ==========      ==========       ==========      ==========      ==========      ==========



4.    LOANS RECEIVABLE

      Loans receivable consist of the following:


                                              September 30,      December 31,
                                                  1997               1996
                                              -------------      ------------

First mortgage loans (primarily one-
  to four-family residential)                 $ 81,361,066       $ 87,918,256
Loans on savings accounts                          670,328            528,198
Home equity loans - fixed rate                   7,821,364          8,082,865
Equity lines of credit - variable rate           2,935,209          2,823,273
                                              ------------       ------------

    Total                                       92,787,967         99,352,592

Less:
  Allowance for loan losses                       (457,000)          (247,000)
  Deferred loan fees                              (982,950)        (1,063,474)
                                              ------------       ------------

    Total                                     $ 91,348,017       $ 98,042,118
                                              ============       ============


      The following is an analysis of the allowance for loan losses:

                                                         Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                         1997           1996

      Balance, beginning of period                     247,000        200,000
      Provisions charged to operations                 210,815         26,000
                                                       -------        -------

      Balance, end of period                           457,815        226,000
                                                       =======        =======

      Loans delinquent more than 90 days are placed on nonaccrual status. Interest reserved from these loans amounted to $11,257 and $3,123 at September 30, 1997 and December 31, 1996, respectively.

5.    DEPOSITS

      Deposits by stated type are summarized as follows:


                                         September 30, 1997           December 31, 1996
                                      ------------------------    ---------------------------
                                         Amount        Percent       Amount           Percent

Demand deposit accounts               $   995,629         1.3%    $   881,302           1.1%
Passbook accounts                       2,429,703         3.1       2,536,443           3.2
Money market deposit accounts:          8,967,171        11.5       8,246,455          10.5
91-day to five-year money market
  certificates:                        65,305,291        84.1      66,744,593          85.2
                                      -----------       -----     -----------         -----

Total                                 $77,697,794       100.0%    $78,408,793         100.0%
                                      ===========       =====     ===========         =====


6.    CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP

      On June 30, 1997, the Board of Directors of the Bank adopted a Plan of Conversion to convert from a federal chartered mutual savings and loan association to a federal chartered capital stock savings bank with the concurrent formation of a holding company, subject to approval by regulatory authorities and depositors of the Bank. On December 31, 1997, the Company completed its conversion to a stock savings bank and formation of a holding company.

                                    ITEM 2

           MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Special Note Regarding Forward-Looking Statements

     This report contains certain "forward-looking statements." The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 and is including this statement for the express purpose of availing itself of the protections of the safe harbor with respect to all such forward-looking statements. These forward-looking statements, which are included in Management's Discussion and Analysis, describe future plans or strategies and include the Company's expectations of future financial results. The words "believe," "expect," "anticipate," "estimate," "project," and similar expressions identify forward-looking statements. The Company's ability to predict results or the effect of future plans or strategies or qualitative or quantitative changes based on market risk exposure is inherently uncertain. Factors which could affect actual results include but are not limited to (i) change in general market interest rates, (ii) general economic conditions, (iii) legislative/regulatory changes, (iv) monetary and fiscal policies of the U.S. Treasury and the Federal Reserve, (v) changes in the quality or composition of the Company's loan and investment portfolios, (vi) demand for loan products, (vii) deposit flows, (viii) competition, (ix) demand for financial services in the Company's markets, and (x) changes in the accounting principles, policies, and guidelines. These factors should be considered in evaluating the forward-looking statements, and undue reliance should not be placed on such statements.

Financial Condition

      Total assets decreased by $5.7 million or 5.0% from $112.7 million at December 31, 1996 to $107.0 million at September 30, 1997. Total liabilities decreased by $5.8 million or 5.4% from $106.7 million at December 31, 1996 to $100.9 million at September 30, 1997. Total deposits decreased $711,000 or 1.0% from $78.4 million at December 31, 1996, to $77.8 million at September 30, 1997. The decrease in assets for the period ended September 30, 1997 was primarily attributable to the decrease in the loan portfolio of $7.0 million which was the result of home mortgage loans sold to the Federal Home Loan Mortgage Corporation. The loans sold were fixed rate loans for which the Bank retained servicing. Some of the proceeds were invested in loans and investments with shorter maturities, but the majority were used to reduce borrowings from the FHLB of Pittsburgh. Borrowings were reduced by approximately $4.7 million. Both actions were designed to respond to those provisions of the OTS Supervisory Agreement which required the Bank to begin to reduce its exposure to interest rate risk. The Bank is required under the Supervisory Agreement to report quarterly to the OTS on its progress in reducing interest rate risk.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 1997 and 1996

      Net Income. The Bank had a net loss of $62,000 for the three months ended September 30, 1997 as compared to a loss of $153,000 for the same period in 1996. Net income for the nine months ended September 30, 1997 was $59,000 as compared to a net loss of $112,000 for the same period in 1996. The $91,000 or 59.5% decrease in net loss for the three months ended September 30, 1997 was primarily due to a reduction in other expenses from $1.2 million for the three months ended September 30, 1996 to $607,000 for the three months ended September 30, 1997. This was somewhat offset by an decrease in the benefit for income taxes from $233,000 for the three months ended September 30, 1996, as compared to $45,000 for the three months ended September 30, 1997. The $171,000 increase in net income for the nine months ended September 30, 1997 was primarily due to a reduction in other expenses from $2.4 million for the nine months ended September 30, 1996 to $1.6 million for the nine months ended September 30, 1997. This was offset by a decrease in the benefit for income taxes from $203,000 for the nine months ended September 30, 1996, as compared to a provision for income taxes of $43,000 for the nine months ended September 30, 1997.

      Net interest income. Net interest income decreased $16,000 or 3.0% to $518,000 for the three months ended September 30, 1997 from $534,000 for the three months ended September 30, 1996. This decrease was due to a $69,000 or 3.4% decrease in interest income, partially offset by a $54,000 or 3.6% decrease in interest expense. Net interest income decreased $42,000 or 2.5% to $1.6 million for the nine months ended September 30, 1997. This decrease was due to a $282,000 or 6.8% increase in interest expense, partially offset by a $240,000 or 4.1% increase in interest income.

      Interest Income. Total interest and dividend income was $2.1 million for the three months ended September 30, 1996 compared to $2.0 million for the three months ended September 30, 1997, representing a decrease of $69,000 or 3.4%. The decrease in 1997 was primarily due to a decrease in interest and dividends on investments from $222,000 for the three months ended September 30, 1996 to $152,000 for the three months ended September 30, 1997. This decrease was slightly offset by an increase in interest on mortgage-backed securities from $10,000 for the three months ended September 30, 1996 to $17,000 for the three months ended September 30, 1997. Total interest and dividend income was $6.1 million for the nine months ended September 30, 1997 compared to $5.8 million for the nine months ended September 30, 1996, representing an increase of $240,000 or 4.1%. The increase in 1997 was primarily due to an increase in interest on loans from $5.2 million for the nine months ended September 30, 1996 to $5.6 million for the nine months ended September 30, 1997. This increase was offset by a decrease in interest and dividends on investments from $616,000 for the nine months ended September 30, 1996 to $419,000 for the nine months ended September 30, 1997.

      Interest Expense. Total interest expense, which consists primarily of interest on savings deposits, was $1.5 million for the three months ended September 30, 1996 compared to $1.4 million for the three months ended September 30, 1997, representing a decrease of $54,000 or 3.6%. This decrease was primarily the result of a decrease in interest paid on FHLB advances, which were reduced during the third quarter. Total interest expense was $4.2 million for the nine months ended September 30, 1996 compared to $4.4 million for the nine months ended September 30, 1997, representing an increase of $282,000 or 6.8%. This increase was primarily the result of an increase in interest paid on FHLB advances.

      Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Bank to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Bank, available peer group information, and past due loans in the loan portfolio. The Bank's policies require the review of assets on a quarterly basis. Loans are appropriately classified, as well as other assets, if warranted. While the Bank uses the best information available to make a determination with respect to the allowance for loan losses, future adjustments may be necessary. Provisions for loan losses of $201,000 and $211,000 were provided for the three and nine months ended September 30, 1997, respectively, as compared to no provision made for the three months ended September 30, 1996 and a provision of $26,000 made for the nine months ended September 30, 1996. The Bank continues to increase the provision for loan losses due to the increase in nonperforming loans. The Bank increases the provision for loan losses due to risk inherent in the loan portfolio. In establishing such provisions, the levels of the Bank's nonperforming loans were considered, which were $376,000 and $675,000 at December 31, 1996 and September 30, 1997, respectively. This was attributable to an increase in the past due status of certain residential and home equity loans.

      Non-interest income. Total non-interest income decreased $74,000 or 28.8% to $183,000 and $147,000 or 35.5% to $268,000 for the three and nine months ended September 30, 1997, respectively. Such decreases were primarily due to a $152,000 or 63.3% and a $203,000 or 60.0% decrease in service fees for the three and nine months ended September 30, 1997, respectively, which were partially offset by a $70,000 or 100.0% and a $38,000 or 77.6% increase in gain on sale of loans.

      Non-interest expense. Total non-interest expenses decreased $570,000 or 48.4% and $791,000 or 33.5% for the three and nine months ended September 30,1997, respectively. Such decreases were attributable to a one-time special SAIF assessment of $492,000 for the three and nine months ended September 30, 1996. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to recapitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the special assessment was $492,000. The recapitalization of the SAIF has had the effect of lowering premiums for deposit insurance for the entire thrift industry that holds deposits insured by the SAIF. The SAIF insurance assessment rate paid by the Bank before the recapitalization of the SAIF was 23 basis points per $100 of deposits and has decreased to 6.4 basis points per $100 of deposits after the recapitalization of the SAIF. Federal insurance premiums were decreased $28,000 or 59.5% and $107,000 or 75.7% for the three and nine months ended September 30, 1997, respectively.

      Salaries and employee benefits decreased $12,000 or 7.8% and $46,000 or 6.9% for the three and nine months ended September 30, 1997, respectively. This was a result of a reduction in staff due to a decline in loan originations and a decline in pension expenses. Advertising expenses decreased $4,000 or 9.5% and $45,000 or 24.5% for the three and nine months ended September 30, 1997, respectively. This decrease was due to the Bank's management of interest rate risk by reducing the volume of fixed rate mortgage loan, and thus curbing its marketing efforts for these loans. Occupancy expenses decreased $16,000 or 24.6% and $50,000 or 24.9% for the three and nine months ended September 30, 1997, respectively, because the Bank uses an accelerated method of depreciation.

      Income taxes. Income tax benefit was $45,000 for the three months ended September 30, 1997 compared to $233,000 for the three months ended September 30, 1996. The decrease was attributable to a decrease in loss before income taxes for the three months ended September 30, 1997 compared to the three months ended September 30, 1996. Income tax expense was $43,000 for the nine months ended September 30, 1997, as compared to an income tax benefit of $203,000 for the nine months ended September 30, 1996. This change is attributed to the $102,000 net income before income taxes, as compared to a $315,000 net loss before income taxes. The effective tax rate was 42%.

Liquidity and Capital Resources

      The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending on economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio currently is 5.0%. The liquidity ratio average was 10.4% and 11.2% at September 30, 1997 and December 31, 1996, respectively. The decrease in the average liquidity rate at September 30, 1997 was primarily the result of the maturity of investments.

      Net cash provided by operating activities (i.e., cash items affecting net income) for the nine months ended September 30, 1997 and September 30,1996 was $231,000 and 194,000 respectively.

      Net cash provided by investing activities (i.e., cash receipts, primarily from investment securities and mortgage-backed securities portfolios and the loan portfolio) for the nine months ended September 30, 1997 was $8.0 million. In contrast, net cash was used in investing activities for the nine months ended September 30, 1996 in the amount of $21.0 million. The decrease in net cash used by investing activities was primarily due to fewer loan originations during 1997.

      Net cash used by financing activities (i.e., cash receipts primarily from net increases or decreases in deposits and net FHLB advances) for the nine months ended September 30, 1997 was $5.9 million. In contrast, net cash provided by financing activities for the nine months ended September 30, 1996 was $22.5 million. The increase in net cash used is primarily due to repayments of FHLB advances during 1997.

      Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Further, the disparity in Financing Company ("FICO") bond interest payments could result in the loss of deposits to BIF members that have this lower cost and therefore are able to pay higher rates of interest on deposits. Management monitors projected liquidity needs and determines the level desirable, based in part on its commitments to make loans and management's assessment of the Bank's ability to generate funds.

Impact of Inflation and Changing Prices

      The financial statements and the accompanying notes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of operations. As a result, interest rates have a greater impact on performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

                                    PART II


Item 1.         Legal Proceedings

                From time to time, the Delaware First Financial Corporation and its subsidiaries may be a party to various legal proceedings incident to its or their business. At September 30, 1997, there were no legal proceedings to which the Company or any subsidiary was a party, or to which any of their property was subject, which were expected by management to result in a material loss.

Item 2.         Changes in Securities
                Not applicable

Item 3.         Defaults Upon Senior Securities
                Not applicable

Item 4.         Submission of Matters to a Vote of  Security Holders
                None

Item 5.         Other Information

Item 6.         Exhibits and Reports on Form 8-K
                (a) Exhibits
                    3(i) Certificate of Incorporation of Registrant (incorporated by reference to the Registration Statement on Form SB-2, File No. 333-36737).
                    3(ii) Bylaws of the Registrant (incorporated by reference to the Registration Statement on Form SB-2, File No. 333-36757).
                    27.    Financial Data Schedule
                (b) Reports on Form 8-K
                    None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                     DELAWARE FIRST FINANCIAL CORPORATION


Date:   February 13, 1997         By: /s/ Ronald P. Crouch
                                     -----------------------------
                                  Ronald P. Crouch
                                  President and Chief Executive Officer


Date:  February 13, 1997          By: /s/  Lori N. Richards
                                     -----------------------------
                                  Lori N. Richards
                                  Vice President, Finance and Administration