Form 10KSB40
period 1997-12-31
DELAWARE FIRST FINANCIAL CORP
filed 1998-04-15
CIK 1046001

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

 X   Annual report under Section 13 or 15(d) of the
---
     Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 1997

                                       OR

     Transition report under Section 13 or 15(d) of the
---
     Securities and Exchange Act of 1934

                          Commission File No.: 0-23499

                      DELAWARE FIRST FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)


       Delaware                                     52-2063973
-------------------------------               ---------------------------
(State of Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)                  Identification Number)


 400 Delaware Avenue, Wilmington, Delaware               19801
------------------------------------------    ----------------------------
         (Address of Principal                         (Zip Code)
          Executive Offices)

         Issuer's Telephone Number, Including Area Code: (302) 421-9090

      Securities registered under Section 12(b) of the Exchange Act:
                                 Not Applicable

      Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock (par value $.01 per share)
-----------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---

Issuer's revenues for its most recent fiscal year: $8.0 million.

As of March 31, 1998, the aggregate value of the 1,048,622 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 108,378 shares held by all directors and executives officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $14.7 million. This figure is based on the closing sales price of $14.00 per share of the Registrant's Common Stock on March 31, 1998. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 31, 1998: 1,157,000
Transitional Small Business Disclosure Format: Yes     No  X
                                                  ---    ---

                                     PART I

Item 1. Business

General

        Delaware First Financial Corporation (the "Company") is a Delaware-chartered savings and loan holding company and the sole stockholder of Delaware First Bank, FSB (the "Savings Bank"). The only significant assets of the Company are the capital stock of the Savings Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP") and the portion of the proceeds retained by the Company in connection with the Savings Bank's conversion to stock form, discussed below. The business of the Company currently consists of the business of the Savings Bank. At December 31, 1997, the Company had total assets of $113.3 million, total deposits of $76.9 million, and total stockholders' equity of $16.1 million or 14.2% of total assets.

        The Savings Bank was founded in 1922 as Ninth Ward Building & Loan Association, a Delaware chartered institution. In 1954, the Savings Bank changed its name to Ninth Ward Savings & Loan Association. In 1992, the Savings Bank adopted a federal savings association charter, and changed its name to Ninth Ward Savings Bank, FSB. The Savings Bank converted from a federally-chartered mutual savings bank to a federally-chartered capital stock savings bank and became a wholly-owned subsidiary of the Company in December 1997 (the "Conversion"). Subsequent to the Conversion, in January 1998, the Savings Bank changed its name to Delaware First Bank, FSB. The Savings Bank's business has been conducted from a single location since its inception. The Savings Bank intends to operate as an independent community-oriented savings association.

        The principal sources of funds for the Savings Bank's activities are deposits, repayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. The Savings Bank's funds are used principally for the origination of loans secured by first mortgages on one- to four-family residences which are located in its market area. Such loans totaled $79.2 million, or 89.1%, of the Savings Bank's total loan portfolio at December 31, 1997. The Savings Bank's principal source of revenue is the interest received on loans, and its principal expense is the interest paid on deposits and FHLB of Pittsburgh advances.

        The Savings Bank has operated from a single banking location in the central business district of Wilmington since 1922. Branch offices are a way to bring convenient banking services to customers in a bank's market area. Because of the Savings Bank's single location in downtown Wilmington, it has used other methods such as personal service and competitively priced deposits to attract and retain customers. Recently, the mix of business in central Wilmington has shifted from industrial corporations to financial services companies, including large banks and credit card lenders. That change has affected the Savings Bank's ability to attract new customers because the employees of these financial service companies have banking relationships with their employers.

The need to develop strategies to preserve the Savings Bank's customer base while operating from a single location has increased as its customer base has changed and the financial services in its market have become increasingly competitive.

        The Savings Bank's single office structure has also affected the type of deposits used to attract loans. For a number of years, the Savings Bank's deposit structure has been comprised of fixed rate, fixed term certificates of deposit. The Savings Bank has also used FHLB advances as an alternate source of funds. The Savings Bank believes that as long as it operates solely from a single office location it will be necessary to continue to rely on certificates of deposit as its primary source of funds. At December 31, 1997, 84.3% of the Savings Bank's deposits were in certificate form. Moreover, of this amount, 21.2% were in certificates of deposit of $100,000 or more. The Savings Bank believes that its depositors are particularly sensitive to rate changes and that the Savings Bank could undergo significant decay in these deposits if it attempted to reduce the rates paid on certificates of deposit. As a result of the Savings Bank's dependence on higher yielding certificates of deposit and borrowings from the FHLB of Pittsburgh, the Savings Bank's cost of funds has been and is likely to remain higher than that of comparable thrift institutions with more convenient banking facilities, and those which operate in less competitive banking markets, until it is able to attract more core deposits in the form of shorter term deposits and transaction accounts.

        Depending on general market conditions and the presence of a suitable location, the Savings Bank anticipates opening branch facilities within the next two years to provide more convenient banking services to the Savings Bank's existing customers and to attract new customers. Upon the opening of a branch, should such occur, it is likely that the initial expenses associated therewith could cause a decline in earnings. At present, 78.5% of the Savings Bank's assets are in loans but the establishment of a new branch facility is likely to reduce that ratio and have an adverse impact on earnings.

        The Savings Bank's origination of loans has primarily consisted of long-term fixed rate loans. These originations increase as a result of refinancings during low rate environments. The Savings Bank believes the attractiveness of fixed rate loans and the reluctance of customers to accept adjustable rate mortgage ("ARM") loans is in large part due to the relative stability and low level of long term interest rates in the Savings Bank's market and in the nation as a whole. The Savings Bank, like most banks, has found that when long term rates are relatively low, the Savings Bank's borrowers prefer the certainty of a fixed rate loan structure. As a result, over 77.6% of the Savings Bank's first mortgage loans are fixed rate loans while approximately only 11.4% are ARM loans. While some of the Savings Bank's fixed rate loans have been sold in the secondary market, it has held the majority of these loans in its portfolio. This concentration of long term, fixed rate loans, coupled with the Savings Bank's reliance on shorter maturity certificates of deposit, has exposed it to substantial interest rate risk. See "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

        The Savings Bank intends to expand its product line by offering small business/commercial loans as well as place more emphasis on home equity lending. These forms of lending are shorter term, higher yielding and higher risk than residential lending. The addition of shorter term business loans to the Savings Bank's loan portfolio may enable it to reduce its dependence on fixed rate, long term mortgage loans and enable it to work toward reduction of interest rate risk.

        The Savings Bank is subject to examination and comprehensive regulation by the Office of Thrift Supervision ("OTS"), which is the Savings Bank's chartering authority and primary federal regulator. The Savings Bank is also regulated by the Federal Deposit Insurance Corporation ("FDIC"), the administrator of the Savings Association Insurance Fund ("SAIF"). The Savings Bank is also subject to certain reserve requirements established by the Board of Governors of the Federal Reserve System ("FRB") and is a member of the FHLB of Pittsburgh, which is one of the 12 regional banks comprising the FHLB System.

        The Company's and the Savings Bank's executive office is located at 400 Delaware Avenue, Wilmington, Delaware 19801, and their telephone number is (302) 421-9090.

        This Form 10-KSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by the information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "expect," "intend," "should," and similar expressions, or the negative thereof, as they related to the Company or the Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

Market Area

        The Savings Bank's primary market area consists of New Castle County, Delaware. New Castle County, which contains the city of Wilmington, is the site of incorporation of many of the nation's largest corporations. The largest industries are service, nondurable goods manufacturing and finance, insurance and real estate. Agriculture also plays a prominent part in the state's economy. The Savings Bank is located approximately 15 miles from Newark, Delaware, site of the University of Delaware. Delaware has two other state supported institutions and four private schools awarding post-secondary degrees. Owing to its preferred location as the state of incorporation for many of the nation's largest corporations, the city has many law, accounting and consulting firms. The state of Delaware has the fourth lowest population in the nation but has both high employment and higher than average income levels.

        The state of Delaware has adopted numerous favorable tax laws to attract and retain businesses. Delaware has no sales tax and a relatively low real property tax. Additionally, the state has a regressive bank franchise tax which is favorable for large financial institutions. Several large banking companies have established headquarters and other facilities here for credit card operations. Delaware has also sought to augment the service-based sector of its economy, having recently adopted a new trust law to facilitate the location of trusts in Delaware.

        Economic growth in the Savings Bank's market area remains dependent upon the local economy. In addition, the Savings Bank's deposit and loan activity is significantly affected by economic conditions in the Savings Bank's market area. Based on the economic demographic history of the Savings Bank's primary market area, the Savings Bank expects its market area to be relatively stable in the future. Significant banking competition, however, will likely cause the cost of funds to remain relatively high.

Supervisory Agreement

        Since May 21, 1997, the Savings Bank has been operating under a Supervisory Agreement with the OTS. Under the Supervisory Agreement, the Savings Bank has agreed to take actions to improve its compliance with certain OTS regulations in the area of interest rate risk, develop a three year business plan, implement and periodically follow up on the Savings Bank's interest rate risk policy, establish procedures providing for detailed minutes of Board of Directors and committee meetings, establish procedures to insure Board members are presented with sufficient information in order to make informed judgments and improve regulatory compliance. With regard to interest rate risk management, the Savings Bank has adopted and submitted to the OTS a revised interest rate risk policy and undertaken certain actions including the sale of fixed rate mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and lengthening the maturities of certain FHLB advances. The Supervisory Agreement also required that the Savings Bank submit a three year written Business Plan to the OTS which addresses goals and strategies for improving and sustaining earnings. The Business Plan is required to identify major areas for improving operating performance and achieving and maintaining adequate levels of capital while addressing operating expenses (including management compensation), the Savings Bank's cost of funds and asset growth. The Business Plan is required to be updated annually and reviewed by the Savings Bank's Board of Directors at least quarterly. Pursuant to the requirements of the Supervisory Agreement, the Business Plan was submitted to the OTS regional office on August 28, 1997. The Supervisory Agreement also requires the OTS be notified 30 days before a new director or executive officer is appointed. Further, the Savings Bank must provide notice to the OTS prior to extending, renewing, reviewing or entering into any compensation or benefit-related contract with a senior executive officer or director of the Savings Bank. The Supervisory Agreement remains in effect until terminated by the OTS, although it states that the OTS Regional Director will consider requests for termination after the first Report of Examination following the May 21, 1997 effective date of the Supervisory Agreement. The OTS completed its examination of the Savings Bank in March, 1998. Presently, the Savings Bank is awaiting the receipt of the Report of Examination at which time it anticipates requesting termination of the Supervisory Agreement.

Lending Activities

        The following table sets forth information concerning the types of loans held by the Company:



                                                   Composition of Loan Portfolio
                                  ----------------------------------------------------------------
                                                            December 31,
                                  ----------------------------------------------------------------
                                              1997                               1996
                                  ------------------------------    ------------------------------
                                                    Percent of                          Percent of
                                    Amount            Total            Amount             Total
                                  -------------    -------------    -------------    -------------
Real estate loans:
  Residential mortgage             $79,244,982         89.11%        $87,918,256           89.67%
                                  -------------    -------------    -------------    -------------
    Total real estate loans         79,244,982         89.11          87,918,256           89.67

Other loans:
  Deposit account                      749,969          0.84             528,198            0.54
  Home equity loans                  7,413,485          8.34           8,082,865            8.24
  Equity lines of credit             2,946,938          3.31           2,823,273            2.88
                                  -------------    -------------    -------------    -------------
    Total other loans               11,110,392         12.49          11,434,336           11.66

Less:
  Unamortized loan fees                959,350          1.08           1,063,474            1.08
  Allowance for loan losses            462,815          0.52             247,000            0.25
                                  -------------    -------------    -------------    -------------

Total loans, net                   $88,933,209        100.00%         $98,042,118         100.00%
                                  -------------    -------------    -------------    -------------
                                  -------------    -------------    -------------    -------------

Mortgage-backed securities           1,900,986                            203,147
                                  -------------                     -------------

         Total                     $90,834,195                        $98,245,265
                                  -------------                     -------------
                                  -------------                     -------------



         The Company is currently servicing loans for the benefit of others. Such loans totaled $56.7 million, $54.3 million and $56.7 million at December 31, 1997, 1996 and 1995, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing fees generated by these activities were $105,000, $190,000 and $52,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Additionally, at December 31, 1997, the Company had outstanding loan origination commitments of $794,000, for fixed and adjustable rate loans with rates ranging from 7.125% to 11.75%. These commitments are expected to be funded within one year. Commitments are issued in accordance with the same loan policies and underwriting standards as settled loans.

         The following table sets forth the estimated maturity of the Company's loan portfolio at December 31, 1997. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The actual life of the loan is substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Company the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tend to increase, however, when the current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement except as noted.



                                 Contractual Maturity of Loans and Mortgage-Backed Securities
                    -----------------------------------------------------------------------------------
                                                 More than       More than
                     Within 6       6 to 12      one year to     three years       Over 5
                      months        months       three years    to five years       years        Total
                    ----------     ---------    -------------  ---------------   ---------     --------
                                                       (In Thousands)
Residential
  Mortgage           $   93         $    2          $  650          $2,919        $75,580       $79,245
Deposit account
  loans                 750              0               0               0              0           750
Home equity
 loans                    6            121           1,166           1,930          4,190         7,413
Equity lines of
  credit(2)           2,947              0               0               0              0         2,947
                    -------         ------         -------         -------        -------      --------
  Total loans         3,796            123           1,817           4,849         79,770        90,355

Mortgage-backed
  securities              0              0             170               0          1,731         1,901
                    -------         ------         -------         -------        -------      --------

  TOTAL              $3,796           $123          $1,987          $4,849        $81,501       $92,256
                    -------         ------         -------         -------        -------      --------
                    -------         ------         -------         -------        -------      --------

--------------------

(1) Equity lines of credit are open-ended and have no stated maturity date and are shown as being due when interest rates are next subject to change.

          The following table sets forth the amount of fixed rate and adjustable rate loans at December 31, 1997 which are due after December 31, 1998:



                                          Loans at 12/31/97 due after 12/31/98
                                    ------------------------------------------------
                                     Fixed            Adjustable            Total
                                    ---------        ------------          ---------
                                                (Dollars in thousands)
  Residential mortgage               $69,050             $10,100             $79,150
  Deposit account loans                    0                   0                   0
  Home equity loans                    7,286                   0               7,286
  Equity lines of credit                   0                   0                   0
                                    ---------        ------------          ---------

       Total                         $76,336             $10,100             $86,436
                                    ---------        ------------          ---------
                                    ---------        ------------          ---------

           Percent of total loans     84.48%              11.18%              95.66%



          The following table sets forth certain information with respect to the Company's loan origination, purchase and sales activity for the periods indicated:


         Loan Activity


                                                              Year Ended December 31,
                                                 ------------------------------------------------
                                                    1997              1996              1995
                                                 -----------       -----------        -----------
Net loans receivable at beginning of period      $98,042,118       $78,835,306        $72,134,479

Loans originated:
  Real estate loans:
    First mortgage loans                           6,220,820        31,673,585         41,250,431
    Home equity loans                              2,267,896         3,139,302          2,701,850
    Equity lines of credit                         2,103,992         2,691,392          2,263,227
  Deposit account loans                              783,065           713,357          1,046,369
                                                 -----------       -----------        -----------
         Total loans originated                 $ 11,375,773       $38,217,636        $47,261,877

Loans purchased:
  Participations                                      57,371            18,400             34,181
                                                 -----------       -----------        -----------
         Total loans purchased                 $      57,371      $     18,400      $      34,181

Loans sold:
  Whole loans                                    (6,812,130)       (2,599,494)       (26,010,908)
  Participations                                           0       (2,008,782)        (3,859,071)
                                                 -----------       -----------        -----------
         Total loans sold                      $ (6,812,130)     $ (4,608,276)      $(29,869,979)
                                                 -----------       -----------        -----------

Principal repayments                           $(13,618,232)     $(15,414,110)      $ (9,726,497)

Allowance for losses (increase)                    (215,815)          (47,000)            (5,000)

Reclassifications-Held for Sale                            0         1,020,000        (1,020,000)

Other activity, net                                  104,124            20,162             26,245

Net loan increase (decrease)                     (9,108,909)        19,206,812          6,700,827
                                                 -----------       -----------        -----------

Net loans receivable at end of period            $88,933,209       $98,042,118        $78,835,306
                                                 -----------       -----------        -----------
                                                 -----------       -----------        -----------

          Most of the Company's loans are first or second mortgage and equity loans which are secured by one- to four-family residences. The Company also makes loans on deposit accounts. The Company intends to emphasize small business/commercial lending, which will require the Company to increase its staff and add another executive officer experienced in such lending. However, this is a new area of lending for the Company and one that is highly competitive in its market area. Accordingly, the Company's ability to originate small business/commercial loans in a manner which is both profitable and in which risks are maintained at acceptable levels is not assured. Further, small business/commercial lending entails significantly greater risk than traditional real estate lending. The repayment of these loans typically is dependent on the successful operation and income stream of the borrower. Such risks can be significantly affected by economic conditions. When economic conditions or segments of the economy slow down, business sales and profits may also decline. Loans made to businesses experiencing a decline may require a restructuring which could include a reduction or deferral of interest paid on the loan, or in some cases, a portion or all of the principal may be uncollectible and a loss would be incurred.

          At December 31, 1997, total loans amounted to $88.9 million of which $79.2 million or 89.1% were first mortgage loans secured by one- to four-family residences. The majority of the Company's loans have interest rates which are fixed for the term of the loan ("fixed rate"). To a much lesser extent, when market conditions are favorable, the Company originates loans with rates of interest which may adjust from period to period during the term of the loan ("adjustable rate"). The Company's reliance on interest income from fixed rate loans has made it more susceptible to changes in interest rates and, as a result, both its capital and its interest income could be adversely affected in a rising interest rate environment.

          The Company intends to begin originating small business/commercial loans. Commercial loans are business loans which may be secured by real estate or other collateral or may be unsecured. In connection with this program, the Company may offer loans secured by property such as small apartment buildings and small office buildings, shopping centers, and commercial and industrial buildings. Such loans will typically be originated on an adjustable rate basis. Small business/commercial lending has an inherently greater risk than residential one- to four-family lending.

          The Company obtains mortgage loans from a variety of sources. The most frequently utilized method of obtaining mortgage loans is through employee originators who handle telephone calls, walk-in customers and referrals from real estate brokers. In previous years, the Company has obtained mortgage loans from a third party originator.

          An appraisal on each property which secures a first mortgage loan made by the Company is obtained from an independent appraisal firm. These appraisers are approved by the Savings Bank's Appraisal Committee, and certain appraisals are reviewed randomly by the Committee throughout the year. Each appraiser must annually submit updated licenses and evidence of insurance coverage to maintain their status as an approved appraiser. The appraised value of a property is determined by a physical inspection of the property and comparison of the property to at least three comparable properties in the immediate area. The appraised value is used as a basis for determining loan to value ratios unless the sale price of the property is less than the appraisal value. In that case, the sale price is used.

          Certain officers of the Savings Bank each individually have lending authority as defined and approved by the Board of Directors. Limits of this lending authority are set for the loan amount, loan-to-value ratio, credit ratios and credit quality. Residential mortgage and home equity loans that fit within these authority limits are approved by an individual officer or officers.

All other loans are reviewed by a Loan Committee consisting of (1) either the President or the Executive Vice President; (2) the Vice President of Residential Lending; and (3) the Vice President of Retail Banking Services. In the case of loans that are reviewed by the Loan Committee, a majority of the Committee is required for the approval of a loan. The Vice President of Residential Lending is responsible for maintaining records of all Loan Committee meetings. A summary report of all loans approved is submitted to the Board of Directors each month for their ratification.

          Participation interests in loans are reviewed and approved by either the Board of Directors or the Executive Committee. The amount of the loan participation must be approved by the Board of Directors.

          Promptly after the Company approves a loan it provides a commitment letter to the borrower which specifies the terms and conditions of the proposed loan including the amount of the loan, the interest rate, the amortization term, a brief description of the required collateral and required insurance coverage, including fire and casualty insurance, and flood insurance as required. The Company also requires each loan to have title insurance. At December 31, 1997, the Company had commitments to originate $794,000 in mortgage and home equity loans.

          The Company does not purchase whole loans. However, it does occasionally purchase participation interests in loans. For the year ended December 31, 1997, the Company purchased $57,000 of loan participations originated by Delaware Community Investment Corporation ("DCIC").

          The Company requires private mortgage insurance on all first mortgage loans when the loan-to-value ratio exceeds 80%. The Company retains servicing on all loans originated. From time to time, the Company also sells certain of the loans or participation interests in loans it originates. The only loans the Company sells are fixed-rate residential mortgage loans. For the year ended December 31, 1997, the Company sold $6.8 million of such loans. Such loans are sold to either the FHLMC, Federal National Mortgage Association ("FNMA"), or another financial institution.

          All loans collateralized by deposits held by the Savings Bank must be approved by the Customer Service Supervisor, Branch Manager, or their designee. Loans of this type in excess of $25,000 must be approved by either the Vice President - Branch Sales Manager, Vice President - Retail Banking Services or the Chief Operations Officer.

          Originations, Purchases and Sales of Loans. As a federal association, the Savings Bank is permitted to make and/or purchase loans nationwide. The Company originates and purchases participations in loans secured by real estate located only in its market area. Recently, the Company's purchasing activities have been limited to purchasing participations from DCIC. The Company makes home mortgage loans secured by owner and nonowner occupied dwellings as well as second mortgage loans secured by real estate. The Company occasionally makes construction loans secured by residential real estate and loans secured by savings accounts. To a lesser extent, from time to time, the Company participates in permanent or construction loans originated by other federally-insured financial institutions. The Company also participates in permanent mortgage loans originated by DCIC secured by multi-family dwelling units. DCIC is a community investment corporation formed to provide financing for low and moderate income families through a loan pool formed by the commitment of over 30 banks. The Savings Bank purchases participations in loans based upon its pro-rata share of the total loan pool.

          The Company's ability to originate loans is based on several factors. These include the level of interest rates, the needs of its customers, its asset and liability funding needs and the success of its marketing efforts. In 1995, the Company began to increase its mortgage lending and hold loans in portfolio, rather than selling them into the secondary market. The growth was largely due to the Company's desire to increase income through additional mortgage lending and a high refinancing demand of consumers. Nearly all of these loans were fixed rate loans with terms of 15 to 30 years. Holding these long-term loans with fixed rates, while assisting in the Company's income growth, caused its interest rate risk to increase and made it more susceptible to declines in its interest income if interest rates increased. Accordingly, in the last quarter of 1996 the Company reduced its lending activities so that it could better manage its interest rate risk. This reduction also was the result of less refinancing activity. The Company's mortgage loan originations for the year ended December 31, 1997 were $6.2 million compared to $31.7 million for the year ended December 31, 1996.

          One-to-Four Family Residential Loans. The Company's primary lending activity consists of the origination of one-to-four-family residential mortgage loans secured by property located in its primary market area. The Company generally originates conforming one-to-four family owner occupied residential mortgage loans in amounts up to 95% loan-to-value ratio -- 97% in the case of some first time home buyer programs -- with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by nonowner occupied properties generally is limited to 75%. The Company primarily originates fixed-rate loans having terms from five to 30 years, with principal and interest payments calculated using up to a 30-year amortization period. At December 31, 1997, approximately 12.7% of the Company's one- to four-family residential loans had adjustable rates of interest.

               Home Equity. The Company's loan portfolio also contains fixed-rate home equity loans and variable rate equity lines of credit. These loans and lines of credit totaled $10.4 million and comprised 11.6% of our total loan portfolio at December 31, 1997.

          The Company originates fixed rate home equity loans for a minimum of three years and a maximum of 15 years in amounts of $5,000 to $150,000. The maximum loan-to-value ratio is 100%. However, the Company only lends up to 90% of loan-to-value ratio on loans with first mortgages that have been outstanding for one year or less. During the year ended December 31,

1997, the Company originated $2.3 million in home equity loans. At December 31, 1997, all of the Company's home equity loans were secured by first or second mortgages.

          The Company also originates variable rate home equity lines of credit. These lines of credit range in amounts from $10,000 to $100,000 and also require a perfected second lien on owner occupied real property. For variable rate equity lines of credit, the maximum loan-to-value ratio is 90%. For the year ended December 31, 1997, the Company advanced $2.1 million on home equity lines of credit.

          Loans to One Borrower. Federal law requires that, in general, the maximum amount of loans which the Savings Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of its unimpaired capital and unimpaired surplus. Higher limits apply to loans to develop domestic housing units. The Savings Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Under federal law, the Savings Bank's maximum loan-to-one borrower limit was approximately $2.5 million at December 31, 1997. However, the Savings Bank has established an internal limit on loans to one borrower of $900,000. At December 31, 1997, the aggregate loans outstanding to the Company's three largest borrowers and related entities were $395,000, $391,000 and $314,000, respectively. Each of these loans was secured and performing as of December 31, 1997.

Nonperforming and Problem Assets

          Loan Delinquencies. The Company classifies a loan as delinquent when payment is 16 days past due. When a mortgage loan becomes 16 days past due, a computer generated notice of nonpayment is sent to the borrower. On the 21st day, a personal call is made to verify receipt of the first notice and to request payment. A second delinquency notice is then mailed on the 30th day. If, after 60 days, payment is still delinquent, the borrower will be advised in writing of the Company's intent to commence foreclosure. If the loan continues in a delinquent status for 90 days and no repayment plan is in effect, the delinquent account is referred to an attorney for foreclosure. At December 31, 1997, the Company's total delinquent loans, consisting of all loans 30 or more days past due, amounted to $2.8 million, or 3.16% of its total loan portfolio.

          The following table shows the Company's total delinquent loans at the dates indicated:


                                                      December 31,
                   ---------------------------------------------------------------------------------------
                                 1997                                           1996
                   ---------------------------------------     -------------------------------------------
Loans Delinquent                              Percentage                                     Percentage
     For            Number       Amount       of Portfolio      Number         Amount        of Portfolio
----------------   --------    ----------     ------------     --------    -------------    --------------

30-59 days            38       $1,886,884          2.09%           35       $1,438,199        1.45%
60-89 days             7          188,790          0.21             8          130,490        0.13
90 days and
  over                14          774,202          0.86             9          375,509        0.38
                   --------    ----------     ------------     --------    -------------    --------------
Total delinquent
  loans               59       $2,849,876          3.16%            52      $1,944,198        1.96%
                   --------    ----------     ------------     --------    -------------    --------------
                   --------    ----------     ------------     --------    -------------    --------------


          The following table shows the Company's delinquent loans by loan type:


                                                        December 31,

                                              1997                           1996

                                                   Percentage of                   Percentage of
                                                     Delinquent                      Delinquent
       Loan Type                    Amount              Loans         Amount            Loans
---------------------------       ----------       --------------    ----------    -------------

  Residential mortgage            $2,445,396            85.81%       $1,740,229        89.51%
  Deposit account loans               60,975              2.14           56,417         2.90
  Home equity loans                  207,512              7.28          108,147         5.56
  Equity lines of credit             135,993              4.77           39,405         2.03
                                  ----------       --------------    ----------    -------------
      Total                       $2,849,876           100.00%       $1,944,198       100.00%
                                  ----------       --------------    ----------    -------------
                                  ----------       --------------    ----------    -------------


          Loans are reviewed on a quarterly basis and are placed on a non-accrual status when the loan becomes more than 90 days delinquent or when, in the Company's opinion, the collection of additional interest is doubtful. Interest accrued and unpaid at the time a loan is placed on nonaccrual status is charged against interest income. Subsequent interest payments, if any, are either applied to the outstanding principal balance or recorded as interest income, depending on the assessment of the ultimate collectibility of the loan.

          Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned. As of the dates indicated, the Company had no loans categorized as troubled debt restructurings within the meaning of SFAS 15. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was approximately $18,000 and $4,000 for the years ended December 31, 1997 and December 31, 1996, respectively.

                      Nonperforming and Restructured Assets


                                               December 31,
                                       ----------------------------
                                          1997              1996
                                       ----------        ----------
                                         (Dollars in Thousands)
     Non-accrual loans                   $774(1)           $376(2)
     Accruing loans delinquent
        90 days or more                        0                 0
     Real estate owned                         0                 0
                                       ----------        ----------
     Total non-performing loans           $  774            $  376
                                       ----------        ----------
                                       ----------        ----------

     Percentage of total loan              0.86%             0.38%
       portfolio
     Percentage of total assets            0.68%             0.33%


------------------------

(1) Consists of $623,000 in residential mortgage loans, $51,000 in home equity loans and $100,000 in equity lines of credit loans.

(2) Consists of $229,000 in residential mortgage loans, $108,000 in home equity loans and $39,000 in equity line of credit loans.

          Classification of Assets. OTS regulations provide for a classification system for loans and other assets of savings associations. Under this classification system, problem assets of savings associations are classified as "substandard," "doubtful," or "loss." An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard assets include those characterized by the "distinct possibility" that the savings association will sustain "some loss" if the deficiencies are not corrected. Assets classified as doubtful have all of the weaknesses inherent in those classified substandard, with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets may be designated "special mention" because of potential weakness that do not currently warrant classification in one of the aforementioned categories.

          When a savings association classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings association classifies problem assets as loss, it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. A savings association's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which may order the establishment of additional general or specific loss allowances. A portion of general loss allowances established to cover possible losses related to assets classified as substandard or doubtful may be included in determining a savings association's regulatory capital. Specific valuation allowances for loan losses generally do not qualify as regulatory capital.

          The following table presents the Company's classified assets at the dates indicated:

                                Classified Assets


                                                December 31,
                                          -------------------------
                                          1997                 1996
                                          ---------       ---------
  Classification                            (Dollars in thousands)
  --------------
     Substandard                            $735(1)         $303(2)
     Doubtful                                     0               0
     Loss                                         0               0
                                                  -               -

           Total Classified Assets             $735            $303
                                                ===             ===

---------------------------

(1) Consists of $625,000 in residential mortgage loans classified as substandard, $45,000 in home equity loans classified as substandard and $65,000 in equity line of credit loans classified as substandard.

(2) Consists of $168,000 in residential mortgage loans classified as substandard, $88,000 in home equity loans classified as substandard, and $47,000 in equity line of credit loans classified as substandard.

          Allowances for Loan Losses. The Company's policy is to provide for losses based on management's estimate of the losses that may be incurred with respect to its loan portfolio. When the Company increases the allowances for loan losses it does so by establishing a charge against income. The estimate, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) the Company's past loan loss experience, (ii) known and inherent risks in the Company's portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

          The Company monitors its allowance for loan losses and makes additions to the allowance as economic conditions dictate. Although the Company maintains its allowance for loan losses at a level that it considers to be adequate for the inherent risk of loss in its loan portfolio, future losses could exceed estimated amounts and additional provisions for loan losses could be required. In addition, the Company's determination as to the amount of allowance for loan losses is subject to review by the OTS, as part of its examination process. After a review of the information available, the OTS might require the establishment of an additional provision. As of the latest examination by the OTS, which concluded in March 1998, no additional provision was required.

          The following table sets forth an analysis of the Company's allowance for loan losses at the dates indicated:

                            Allowance for Loan Losses


                                                         Year Ended December 31,
                                                --------------------------------------
                                                 1997            1996             1995
                                                ---------      ---------      --------
                                                       (Dollars in thousands)
 Gross Loan Principal Balance Outstanding       $90,355         $99,353        $79,918
 Average Loans Outstanding                       95,371          91,061         78,025
 Allowance Balance at beginning of period           247             200            195
 Loans charged off                                    0               0              0
 Recoveries                                           0               0              0

 Net loans charged-off                                0               0              0
 Provision for possible loan losses                 216              47              5
                                                    ---              --              -
 Allowance Balance at end of period                $463            $247           $200
                                                    ===             ===            ===

 Allowance for loan losses to total loans         0.51%           0.25%           0.25%

 Ratio of Allowance for loan losses to total
   non-performing loans                          59.82%          65.69%           81.97%


          Allocation of Allowance for Loan Losses. The following table presents an allocation of the entire allowance for loan losses among various loan classifications and sets forth the percentage of loan type to total loans. The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the analysis indicates future charge-off trends.



                                                               December 31,
                                        -----------------------------------------------------------
                                                1997                             1996
                                        ----------------------------    ---------------------------
                                                      Percentage of                   Percentage of
                                        Amount         Total Loans        Amount       Total Loans
                                        ------        --------------    --------      -------------
                                                          (Dollars in thousands)

   First mortgage loans                  $236                89%          $169              90%
   Home equity loans                      140                 8             10               8
   Equity lines of credit                  86                 3             67               2
   Deposit account loans                    1                 0              1               0
                                            -                 -              -               -

            Total                        $463               100%          $247             100%
                                          ===               ===            ===             ===


Investment Activities

          General. The Savings Bank is permitted under federal law to make certain investments, including investments in securities issued by various federal agencies, state and municipal governments, deposits at the FHLB of Pittsburgh, certificates of deposit in federally insured institutions, certain bankers' acceptances and federal funds. The Savings Bank may also invest, subject to certain limitations, in commercial paper rated in one of the two highest investment rating categories of a nationally recognized credit rating agency, and certain other types of corporate debt securities and mutual funds. Federal regulations require the Savings Bank to maintain an investment in FHLB stock and a minimum amount of liquid assets which may be invested in cash and specified securities. From time to time, the OTS adjusts the percentage of liquid assets which savings banks are required to maintain.

          The goals of the Company's investment policy are to (i) maintain profitability; (ii) invest in relatively high quality securities; (iii) maintain adequate liquidity levels for meeting cash demands; (iv) maintain compliance with regulations; and (v) provide a short-term source of funds for the funding of loans designated for sale.

          Investment decisions will include these objectives as well as a review of risk-based capital established for each type of security.

          During periods when mortgage loan demand is moderate, the Company has invested its funds in certain investment and mortgage-backed securities rather than originating whole loans.

          The investment securities purchased by the Company consist primarily of securities issued or guaranteed by the U.S. government or agencies thereof and mortgage-backed securities. At December 31, 1997, 9.0% of the Company's mortgage-backed securities were FHLMC pass-throughs. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company's investment policy. The Company performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Company's current investment policy, the President and his designee(s) have been delegated the authority by the Board of Directors to execute agreements, transactions and any other appropriate material in order to effectuate investment transactions authorized by the investment policy. The Board of Directors reviews all securities transactions on a monthly basis.

          The Company has adopted SFAS No. 115. This statement requires that the Company classify its investment securities as either "trading," "available for sale" or "held to maturity." The Company has no securities designated as "trading." Securities designated as held to maturity are those assets which the Savings Bank has the ability and intent to hold to maturity. A held to maturity investment portfolio is carried at amortized cost. In contrast, those securities designated as available for sale are those assets which are not classified as trading securities or held to maturity. Securities designated as "available for sale" are carried at market value with unrealized gains or losses, net of tax effect, recognized in retained earnings.

          Mortgage-backed Securities. To supplement its lending activities, the Company has invested in residential mortgage-backed securities. Mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. Mortgage-backed securities represent a participation interest in a pool of single-family or other type of mortgages. Principal and interest payments are passed from the mortgage originators, through intermediaries (generally quasi-governmental agencies) that pool and repackage the participation interests in the form of securities, to investors such as the Company. The quasi-governmental agencies, FHLMC, Government National Mortgage Association ("GNMA"), and FNMA, guarantee the payment of principal and interest to investors

          Mortgage-backed securities are typically issued with stated principal amounts. The securities are backed by pools of mortgages that have loans with interest rates that are within a set range and have varying maturities. The underlying pool of mortgages can be composed of either fixed-rate or adjustable rate mortgage loans. Mortgage-backed securities are generally referred to as mortgage participation certificates or pass-through certificates. The interest rate risk characteristics of the underlying pool of mortgages (i.e., fixed-rate or adjustable-rate) and the prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security is equal to the life of the underlying mortgages.

          Collateralized Mortgage Obligations. The Company has purchased collateralized mortgage obligations ("CMOs") as an alternative investment in order to address its interest rate risk position. CMOs are securities, which have been collateralized by mortgage-backed securities. The CMO will be divided into various tranches each with a separate priority for receipt of principal payments. The maturity of a particular tranche of a CMO is dependent upon the amount of repayments and prepayments from the mortgage-backed securities. Generally as mortgage rates exceed the rates on the mortgage-backed securities, prepayments will decrease and the maturity of the CMO will increase. Conversely, when mortgage rates are below the rates on the loans securitizing the mortgage-backed security, prepayments will increase and the maturity of the CMO will also shorten. The CMOs purchased by the Savings Bank have floating rates tied to various market indicies that change monthly. As of December 31, 1997, the balance of CMOs outstanding was $1.7 million.

          The following table sets forth the carrying value of the Company's investment securities and mortgage-backed securities, at the dates indicated.

                                           Investment Portfolio


                                                               December 31,
                                         ---------------------------------------------------------
                                                 1997(1)                         1996(1)
                                         ---------------------------  ----------------------------
                                                         Estimated                     Estimated
                                         Carrying         Market        Carrying         Market
                                           Value           Value          Value          Value
                                         --------        ---------      --------       ---------
  Federal Home Loan Mortgage
  Corporation                            $1,498,750     $1,498,750      $ 499,500       $ 499,500
  Federal National Mortgage
    Association                             499,390        499,390        495,805         495,805
  Student Loan Marketing
    Association                                   0              0        992,510         992,510
  U.S. Treasury Notes                       501,720        501,720      2,003,520       2,003,520
                                            -------        -------      ---------       ---------
      Total Investment securities        $2,499,860     $2,499,860     $6,475,800      $6,475,800
                                          =========      =========      =========       =========

  Mortgage-backed securities             $1,900,986     $1,900,986     $  203,147      $  203,147

  Federal Home Loan Bank
    capital stock, at cost                  975,000        975,000      1,500,000       1,500,000
                                            -------        -------      ---------       ---------

  Total                                  $5,375,846     $5,375,846     $8,178,947      $8,178,947
                                          =========      =========      =========       =========

-------------------------

(1) All of the Company's investment portfolio was classified as "Available for Sale" at December 31, 1997 and December 31, 1996 pursuant to SFAS No. 115.

          The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair market values, and weighted average yields for the Company's investment securities portfolio at December 31, 1997. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.

                          Investment Portfolio Maturity
                              At December 31, 1997



                           One Year or Less        One to Five Years       More than Five Years    Total Investment Securities
                           ----------------        -----------------       --------------------    ---------------------------
                                         Annualized             Annualized             Annualized                        Annualized
                                          Weighted              Weighted                Weighted              Approximate Weighted
                             Carrying      Average    Carrying   Average    Carrying     Average    Carrying     Fair      Average
                              Value         Yield       Value     Yield       Value       Yield       Value      Value      Yield
                           ----------   -----------   --------  ---------  ---------   ----------   --------  ----------  ---------

Obligations of U.S.        $2,499,860      5.40%    $      0        N/A    $       0        N/A     $2,499,860  $2,499,860    5.40%
Government agencies
Mortgage-backed securities
                                    0       N/A      170,444       7.01%    1,730,542      6.14%     1,900,986   1,900,986    6.22

FHLB stock(1)                 975,000      6.38            0        N/A            0        N/A        975,000     975,000    6.38
                              -------                    -                      -                      -------     -------

 Total investment
   securities portfolio    $3,474,860      5.67%    $170,444       7.01%   $1,730,542      6.14%    $5,375,846  $5,375,846    5.87%
                           ==========                =======                =========                =========   =========



(1) FHLB stock has no stated maturity, but has been classified based upon its next stated dividend payment date. As a member of the FHLB of Pittsburgh, the Savings Bank is required to maintain an investment in stock of the FHLB of Pittsburgh equal to the greater of 1.0% of the Savings Bank's outstanding home mortgage related assets or 5.0% of its outstanding advances from the FHLB of Pittsburgh.

Sources of Funds

               Deposits are the major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans, prepayment of loans advances from the FHLB and, to a much lesser extent, maturities of investment securities and mortgage-backed securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments may be significantly influenced by general interest rates and market conditions.

               Deposits. Consumer deposits are attracted principally from within the Company's primary market area through the offering of deposit accounts including regular savings accounts, checking accounts, money market accounts, term certificate accounts and IRA accounts. Deposit account terms vary according to the minimum balance required, the time period the funds must remain on deposit, and the interest rate.

               The Company competes for deposits with other institutions in its market area by offering competitively priced accounts which are tailored to the needs of its customers. Additionally, the Company seeks to meet its customers' needs by providing personalized customer service to the community. To provide additional convenience, the Company participates in the MAC(R) and Plus(R) automatic teller machine network at locations throughout Delaware and the United States, through which customers can gain access to their accounts at any time. The Company does not actively solicit certificate accounts in excess of $100,000 nor do they use brokers to obtain deposits or solicit deposits outside its market area.

               The interest rates paid by the Company on deposits are set as needed at the direction of the Company's senior management. Rates on deposits are determined based on the Company's liquidity requirements, interest rates paid by its competitors, the general levels of interest rates, the Company's growth goals and applicable regulatory restrictions and requirements.

               The Company's deposit base is characterized by a relatively small amount of passbook depositors and a significantly higher amount of certificates of deposit. Passbook savings, money market and transaction accounts totalled $12.1 million, or 15.7%, of the Company's deposit portfolio at December 31, 1997. As of December 31, 1997, certificates of deposit were $64.8 million or 84.3% of the Company's deposit portfolio. In addition, $13.8 million or 17.9% of the deposit portfolio were certificates of deposit with balances of $100,000 or more.

               The Company believes that a portion of its depositors are sensitive to changes in interest rates. Accordingly, some of the funds placed in certificates of deposit with the Company are susceptible to withdrawal if alternative investments pay a higher return or the Company's rates do not adjust as rapidly as the competition. These deposits cannot, therefore, be viewed as core deposits, which is also generally the case for deposits at or in excess of $100,000. However, the Company's certificates are not derived from brokered deposits, and the majority of those in excess of $100,000 are deposits of long-standing customers of the Company.

               The following table sets forth the Company's distribution of deposit accounts at the dates indicated and the weighted average interest rate on each category of deposits represented.


                                                 Account Distribution Balances

                              ----------------------------------------------------------------
                                     December 31, 1997               December 31, 1996
                              ----------------------------------------------------------------
                                                     Weighted                         Weighted
                                       Percent of     Average              Percent of  Average
                              Amount      Total        Rate      Amount       Total     Rate
                              ------   ----------    --------    ------    ---------- --------
                                                          (Dollars in thousands)

   Passbook Savings           $2,494       3.24%       4.14%      $2,536      3.23%     4.14%
   Money Market Accounts       8,532       11.10       3.40        8,246     10.52      3.35
   IRA Accounts               11,880       15.45       6.51       12,073     15.40      6.47
   Certificates of deposit
     with an original term
     to maturity of:
       Less than 1 year        7,843       10.20       5.41        9,962     12.71      5.46
       1 to 3 years           33,891       44.09       5.93       33,194     42.33      5.83
       More than 3 years      11,179       14.54       6.47       11,517     14.69      6.46
   Demand deposit accounts     1,064        1.38       2.05          881      1.12      2.05
                               -----        ----                     ---      ----
   Total Deposits            $76,883      100.00%      5.65%     $78,409    100.00%     5.62%
                              ======      ======                  ======    ======


          The following table sets forth the Company's monthly average balance and interest rates of deposit accounts for the periods shown.






                                        For the Year Ended December 31,
                          ---------------------------------------------------------------
                                 1997                               1996
                          ---------------------------------------------------------------
                                      Monthly Weighted               Monthly Weighted
                          Amount    Average Interest Rate   Amount  Average Interest Rate
                          ------    ---------------------   ------  ---------------------

Passbook Savings          $2,503           4.14%            $2,682        4.14%
Money Market Accounts      8,727           3.38              8,662        3.23
IRA Accounts              11,910           6.50             12,297        6.62
Certificates of
    deposits:
    Less than 1 year       8,798           5.47             10,485        5.31
    1 to 3 years          34,028           5.90             33,363        5.96
    More than 3 years     11,379           6.46             12,073        6.55
Demand Deposit Accounts    1,024           2.05                765        2.05
                           -----                               ---
Total Deposits           $78,369           5.64%           $80,327        5.67%
                          ======                            ======


          The following table sets forth the amounts and maturities of the Company's time deposits at the dates indicated.



                                                           Time Deposit Maturities
                               ------------------------------------------------------------------------------------
                                                                December 31,
                               ------------------------------------------------------------------------------------
                                1998             1999              2000               2001              Total
                               -----------      -----------     -------------      -------------      -------------

2.00 to 4.00%                  $     5,485      $         0     $            0     $            0     $       5,485
4.01 to 6.00%                   43,210,745        5,387,356          1,148,240          3,352,237        53,098,578
6.01 to 8.00%                    1,763,539        3,375,028          6,263,364            286,976        11,688,907
8.01 to 10.00%                           0                0                  0                  0                 0
10.01 to 12.00%                          0                0                  0                  0                 0
                                         -                -                  -                  -                 -

Total                          $44,979,769       $8,762,384         $7,411,604      $   3,639,213       $64,792,970
                                ==========        =========          =========          =========        ==========


          The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1997.

                   Certificates of Deposit of $100,000 or More


                Primary Maturity Period                 Amount
                -----------------------             --------------
                                                    (In Thousands)

        3 months or less                                     $  4,834
        Over 3 months to 6 months                               2,490
        Over 6 months to 12 months                              3,010
        Over 12 months                                          3,433
                                                                -----

        Total                                                 $13,767
                                                              =======


          The following table sets forth net changes in the Company's deposit accounts for the periods shown.


                                          Net Changes in Deposit Activity





                                                          Year Ended December 31,
                                                     --------------------------------
                                                            1997              1996
                                                     -------------      -------------
   Net (decrease) before
     interest credited                                ($5,308,060)       ($7,074,384)
   Interest credited                                    3,782,468          3,960,928
                                                        ---------          ---------

   Net deposit account (decrease)                     ($1,525,592)        ($3,113,456)
                                                        =========           =========

   Weighted average cost of deposits during the
   period                                                   5.60%              5.61%

   Weighted average cost of deposits at end of
   period                                                   5.65%              5.62%


          Borrowings. The Company may obtain advances (borrowings) from the FHLB of Pittsburgh to supplement the Company's supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Company's stock in the FHLB of Pittsburgh, a portion of the Company's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, the Company may also access the Federal Reserve Bank discount window to supplement the Company's supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1997, borrowings from the FHLB of Pittsburgh totaled $17.4 million.

          The following table sets forth information concerning the Company's borrowings from the FHLB of Pittsburgh.


                                   Borrowings


                                      At or For the Year Ended December 31,
                                      -------------------------------------
                                              1997             1996
                                            ------------     -----------
     FHLB Advances:
      Average balance(1)                    $23,162,560      20,868,039
      Maximum balance at any month-          25,700,000      33,700,000
       end
      Balance at period end                  17,400,000      25,900,000
      Weighted average interest rate
       during the period                           6.32%           6.00%
      Weighted average interest rate
       at period end                               6.53%           6.33%


-------------------------

     (1) The average balance was computed using an average of daily balances during the year.

Competition

          Competition for deposits and loans comes from commercial banks, thrift institutions, credit unions, finance companies, credits card banks, mortgage bankers and multi-state regional banks in the Company's market area, many of whom have greater resources. Competition for deposits also includes a number of insurance products sold by local agents and investment products such as mutual funds and other securities sold by local and regional brokers.

          The Company operates from a single office and until recent years relied extensively on the presence of employees of several corporations located near its single office for deposit growth. The Company's convenience enabled it to attract and maintain funds that were reasonably priced. The relocation of corporate offices and the transfer of employees to suburban locations has manifested itself in a decline in the number of downtown Wilmington customer relationships and has required the Company to seek deposits from other parts of New Castle County. The Company has been able to maintain its position in mortgage loan originations throughout its market areas by virtue of the Company's long-standing presence in the community, competitive pricing, and referrals from existing customers.

Employees

          At December 31, 1997, the Company had 18 full-time employees, one full-time seasonal employee and one part-time employee. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

Subsidiaries

          At December 31, 1997, the Company had one wholly owned subsidiary, Delaware First Bank.

                                   REGULATION

          Set forth below is a brief description of certain laws and regulations which together with the descriptions of laws and regulation contained elsewhere herein, are deemed material to an investor's understanding of the extent to which the Company and the Savings Bank are regulated. The description of these laws and regulations, as well as descriptions of laws and regulations contained elsewhere herein, do not purport to be complete and are qualified in its entirety by reference to applicable laws and regulations.

Savings and Loan Holding Company Regulation

          General. The Company has registered as a savings and loan holding company with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and any non-savings institution subsidiaries. This allows the OTS to restrict or prohibit activities that it determines to be a serious risk to the Company. This regulation is intended primarily for the protection of the Company's depositors and not for the benefit of stockholders of the Company.

          QTL Test. Since the Company owns one savings institution, it is able to diversify its operations into activities not related to banking, but only so long as it satisfies the qualified thrift lender ("QTL") test. If the Company controls more than one savings institution, it would lose the ability to diversify its operations into non-banking related activities, unless such other savings institutions each also qualify as a QTL or were acquired in a supervised acquisition. See "- Qualified Thrift Lender Test."

          Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured savings institution. No person may acquire control of a federally insured savings institution without providing at least 60 days written notice to the OTS and giving the OTS an opportunity to disapprove the proposed acquisition.

Savings Bank Regulation

          General. As a federally chartered, SAIF-insured savings bank, the Savings Bank is subject to extensive regulation by the OTS and the FDIC. The Savings Bank's lending activities and other investments must comply with various federal and state statutory and regulatory requirements. The Savings Bank is also subject to certain reserve requirements promulgated by the FRB.

          The OTS, in conjunction with the FDIC, regularly examines the Savings Bank and prepares reports for the consideration of the Savings Bank's Board of Directors on any deficiencies that the OTS finds in the Savings Bank's operations. The Savings Bank's relationship with its depositors and borrowers is also regulated to a great extent by federal and state law, especially in such matters as the ownership of savings accounts and the form and content of its mortgage documents.

          The Savings Bank must file reports with the OTS and the FDIC concerning the Savings Bank's activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in regulations, whether by the OTS, the FDIC or any other government agency, could have a material adverse impact on our operations.

          Insurance of Deposit Accounts. The FDIC is authorized to establish separate annual assessment rates for deposit insurance for members of the Bank Insurance Fund ("BIF") and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such assessment rates if such target level is met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments are set within a range, based on the risk the institution poses to its deposit insurance fund. This risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

          Because a significant portion of the assessments paid into the SAIF by savings institutions were used to pay the cost of prior savings institution failures, the reserves of the SAIF were below the level required by law at the end of 1995. The BIF had, however, met its required reserve level during the third calendar quarter of 1995. As a result, deposit insurance premiums for deposits insured by the BIF were substantially less than premiums for deposits such as ours which are insured by the SAIF. Legislation to recapitalize the SAIF and to eliminate the significant premium disparity between the BIF and the SAIF became effective September 30, 1996. The recapitalization plan provided for a special assessment equal to $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain BIF institutions holding SAIF-insured deposits were required to pay a lower special assessment. Based on its deposits at March 31, 1995, on November 27, 1996, the Savings Bank paid a pre-tax special assessment of approximately $492,000.

          The recapitalization plan also provides that the cost of prior failures, which were funded through the issuance of the Financing Corporation Bonds, will be shared by members of both the SAIF and the BIF. This will increase BIF assessments for healthy banks to approximately $.013 per $100 of deposits in 1997. SAIF assessments for healthy savings institutions in 1997 were approximately $.064 per $100 in deposits and may be reduced, but not below the level set for healthy BIF institutions.

          Pursuant to the recapitalization plan, the FDIC has lowered the rates on assessments paid to the SAIF and widened the spread of those rates. The FDIC's action established a base assessment schedule for the SAIF with rates ranging from 4 to 31 basis points, and an adjusted assessment schedule that reduces these rates by 4 basis points. As a result, the effective SAIF rates range from 0 to 27 basis points as of October 1, 1996. Finally, the FDIC's action established a procedure for making limited adjustments to the base assessment rates by rulemaking without notice and comment, for both the SAIF and the BIF.

          The recapitalization plan also provides for the merger of the SAIF and BIF effective January 1, 1999, assuming there are no savings institutions chartered under federal law. Under separate proposed legislation, Congress is considering the elimination of the federal thrift charter and the separate federal regulation of thrifts. As a result, the Savings Bank might have to convert to a different financial institution charter and be regulated under federal law as a bank, including being subject to the more restrictive activity limitations imposed on national banks. The impact of the Savings Bank's conversion to, or regulation as, a bank cannot be determined until the legislation requiring such change is enacted.

          Under regulations of the FDIC relating to premiums paid for deposit insurance, the Savings Bank is also required to pay more for federal deposit insurance than it previously has because of the Savings Bank's Supervisory Agreement. That additional cost will continue as long as the Supervisory Agreement remains in effect and will prevent the Savings Bank from achieving the full benefit of the recapitalization plan. The lowest premium is available only to those institutions that are well-capitalized and meet other requirements set by the FDIC. The Savings Bank does not qualify for the lowest premium because of the Supervisory Agreement.

          Regulatory Capital Requirements. OTS capital regulations require savings institutions to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) core capital equal to at least 3% of total adjusted assets, and (3) risk-based capital equal to 8% of total risk-weighted assets.

          Tangible capital is defined as core capital less all intangible assets (including supervisory goodwill), less certain mortgage servicing rights and less certain investments. Core capital is defined as common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual savings associations and qualifying supervisory goodwill, less nonqualifying intangible assets, certain mortgage servicing rights and certain investments.

          The risk-based capital standard for savings institutions requires the maintenance of total risk-based capital (which is defined as core capital plus supplementary capital) of 8% of risk-weighted assets. The components of supplementary capital include, among other items, cumulative perpetual preferred stock, perpetual subordinated debt, mandatory convertible subordinated debt, intermediate-term preferred stock, and the portion of the allowance for loan losses not designated for specific loan losses. The portion of the allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, supplementary capital is limited to 100% of core capital. A savings association must calculate its risk-weighted assets by multiplying each asset and off-balance sheet item by various risk factors as determined by the OTS, which range from 0% for cash to 100% for delinquent loans, property acquired through foreclosure, commercial loans, and other assets.

          The risk-based capital standards of the OTS generally require savings institutions with more than a "normal" level of interest rate risk to maintain additional total capital. An institution's interest rate risk will be measured in terms of the sensitivity of its "net portfolio value" to changes in interest rates. Net portfolio value is defined, generally, as the present value of expected cash inflows from existing assets and off-balance sheet contracts less the present value of expected cash outflows from existing liabilities. A savings institution will be considered to have a "normal" level of interest rate risk exposure if the decline in its net portfolio value after an immediate 200 basis point increase or decrease in market interest rates (whichever results in the greater decline) is less than two percent of the current estimated economic value of its assets. An institution with a greater than normal interest rate risk will be required to deduct from total capital, for purposes of calculating its risk-based capital requirement, an amount (the "interest rate risk component") equal to one-half the difference between the institution's measured interest rate risk and the normal level of interest rate risk, multiplied by the economic value of its total assets. In August 1995, the OTS indefinitely delayed implementation of this regulation.

          Dividend and Other Capital Distribution Limitations. OTS regulations require the Savings Bank to give the OTS 30 days advance notice of any proposed declaration of dividends to the Company. The OTS has the authority under its supervisory powers to prohibit the payment of dividends by the Savings Bank to the Company. In addition, the Savings Bank may not declare or pay a cash dividend on its capital stock if the effect would be to reduce its regulatory capital below the amount required for the liquidation account established at the time of the Conversion.

          OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger, and other distributions charged against capital. The rule establishes three tiers of institutions based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 institution") and has not been advised by the OTS that it is in need of more than the normal supervision can, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year, or (ii) 75% of its net income over the most recent four quarter period. Any additional capital distributions require prior regulatory notice. Based on the Savings Bank's capital level at December 31, 1997, the Savings Bank qualified as a Tier 1 institution.

          In the event the Savings Bank's capital falls below its fully phased-in requirement or the OTS notifies the Savings Bank that it is in need of more than normal supervision, the Savings Bank would become a Tier 2 or Tier 3 institution and as a result, its ability to make capital distributions could be restricted. Tier 2 institutions, which are institutions that before and after the proposed distribution meet their current minimum capital requirements, may only make capital distributions of up to 75% of net income over the most recent four quarter period. Tier 3 institutions, which are institutions that do not meet current minimum capital requirements and propose to make any capital distribution, and Tier 2 institutions that propose to make a capital distribution in excess of the noted safe harbor level, must obtain OTS approval prior to making such distribution. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. The OTS has proposed rules relaxing certain approval and notice requirements for well-capitalized institutions.

          A savings institution is prohibited from making a capital distribution if, after making the distribution, the savings institution would be undercapitalized (i.e., the savings institution does not meet any one of its minimum regulatory capital requirements). Further, a savings institution cannot distribute regulatory capital that is needed for its liquidation account.

          Qualified Thrift Lender Test. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties.

          Recent legislation permits a savings association to qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments but also, in the alternative, by qualifying under the Code as a "domestic building and loan association." The Savings Bank is a domestic building and loan association as defined in the Code.

          Recent legislation also expands the QTL test to provide savings associations with greater authority to lend and diversify their portfolios. In particular, credit card and educational loans may now be made by savings associations without regard to any percentage-of-assets limit, and commercial loans may be made in an amount up to 10 percent of total assets, plus an additional 10 percent for small business loans. Loans for personal, family and household purposes (other than credit card small business and educational loans) are now included without limit with other assets that, in the aggregate, may account for up to 20% of the total assets. At December 31, 1997, under the expanded QTL test, approximately 95.6% of the Savings Bank's portfolio assets were qualified thrift investments.

          Transactions With Affiliates. Generally, restrictions on transactions with affiliates require that transactions between a savings institution or its subsidiaries and its affiliates be on terms as favorable to the savings institution as comparable transactions with non-affiliates. In addition, certain of these transactions are restricted to an aggregate percentage of the savings institution's capital or are prohibited altogether. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from the savings institution. The Savings Bank's affiliates include the Company and any company which would be under common control with the Savings Bank. In addition, a savings institution may not extend credit to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of any affiliate that is not a subsidiary. The OTS has the discretion to treat subsidiaries of savings institution as affiliates on a case-by-case basis.

          Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At December 31, 1997, the Savings Bank's required liquid asset ratio was 4.0% and its actual ratio was 19.8%. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

          Federal Home Loan Bank System. The Savings Bank is a member of the FHLB of Pittsburgh, which is one of 12 regional FHLBs. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by savings institutions and proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

          As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of the Savings Bank's aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1997, the Savings Bank held $975,000 in FHLB stock, at cost, which was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

          The FHLBs are required to provide funds for the resolution of troubled savings institutions and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future.

          Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1997, the Savings Bank's reserve met the minimum level required by the Federal Reserve System.

          Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System. The Savings Bank had no borrowings from the Federal Reserve System at December 31, 1997.

                                    TAXATION

Federal Taxation

          The Company and the Savings Bank are subject to the provisions of the Internal Revenue Code of 1986, as amended (the "Code"), in the same general manner as other corporations. Prior to August 1996, however, savings institutions such as the Savings Bank, which met certain definitional tests and other conditions prescribed by the Code, could benefit from certain favorable provisions regarding deductions from taxable income for annual additions to bad debt reserve. The amount of the bad debt deduction that a qualifying savings institution could claim with respect to additions to its reserve for bad debts was subject to certain limitations. The Savings Bank reviewed the most favorable way to calculate the deduction attributable to an addition to its bad debt reserve on an annual basis.

          In August 1996, the Code was revised to equalize the taxation of thrifts and banks. Thrifts no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts must use the specific charge off method regarding bad debts. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Savings Bank. At December 31, 1997, the Savings Bank had approximately $330,000 of post 1987 bad-debt reserves.

          Under the percentage of taxable income method, the bad debt deduction attributable to "qualifying real property loans" could not exceed the greater of
(i) the amount deductible under the experience method, or (ii) the amount which, when added to the bad debt deduction for non-qualifying loans, equaled the amount by which 12% of the sum of the total deposits and the advance payments by borrowers for taxes and insurance at the end of the taxable year exceeded the sum of the surplus, undivided profits and reserves at the beginning of the taxable year. The amount of the bad debt deduction attributable to qualifying real property loans computed using the percentage of taxable income method was permitted only to the extent that the institution's reserve for losses on qualifying real property loans at the close of the taxable year did not exceed 6% of such loans outstanding at such time.

          Under the experience method, the bad debt deduction may be based on
(i) a six-year moving average of actual losses on qualifying and non-qualifying loans, or (ii) a fill-up to the institution's base year reserve amount, which is the tax bad debt reserve determined as of December 31, 1987.

          The percentage of specially computed taxable income that was used to compute a savings institution's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8% at the time the Code was revised. The percentage of taxable income bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings institutions to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

          If a savings institution's qualifying assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the institution may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a specified period, which is immediately accruable for financial reporting purposes. As of December 31, 1997, at least 60% of the Savings Bank's assets were qualifying assets as defined in the Code. No assurance can be given that the Savings Bank will meet the 60% test for subsequent taxable years.

          Earnings appropriated to the Savings Bank's pre-1988 bad debt reserve and claimed as a tax deduction as well as its supplemental reserves for losses will not be available for the payment of cash dividends or for distribution to the Savings Bank's stockholders (including distributions made on dissolution or liquidation), unless the Savings Bank includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. As of December 31, 1997, the Savings Bank had $1.3 million of accumulated earnings, representing its base year tax reserve, for which federal income taxes have not been provided. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate.

          The Code imposes a tax ("AMT") on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Company and the Savings Bank currently has none. AMTI is also adjusted by determining the tax treatment of certain items in a manner that negates the deferral of income resulting from the regular tax treatment of those items. Thus, the Savings Bank's or the Company's AMTI is increased by an amount equal to 75% of the amount by which its adjusted current earnings exceeds its AMTI (determined without regard to this adjustment and prior to reduction for net operating losses).

          The Company may exclude from its income 100% of dividends received from the Savings Bank as a member of the same affiliated group of corporations. A 70% dividends received deduction generally applies with respect to dividends received from corporations that are not members of such affiliated group, except that an 80% dividends received deduction applies if the Company owns more than 20% of the stock of a corporation paying a dividend. The above exclusion amounts, with the exception of the affiliated group figure, were reduced in years in which the Savings Bank availed itself of the percentage of taxable income bad debt deduction method.

          The Savings Bank's federal income tax returns have not been audited by the IRS for at least the last five years.

Delaware State Taxation

          The State of Delaware imposes a franchise tax on financial institutions of 8.7% of taxable income. Taxable income, for this purpose, is 56% of net operating income after adjustments. These taxes have not been a material expense for the Savings Bank.

           As a Delaware holding company earning income in Delaware, the Company is required to file an annual report with and pay an annual franchise tax to the State of Delaware. Minimum tax is generally equal to $5,000 for each 100,000 shares of authorized capital stock regardless of whether such stock has been issued.

Item 2. Properties

          The following table sets forth our location and related information at June 30, 1997.


                                                                                  Net Book Value at
        Location                       Leased or Owned         Year Acquired      December 31, 1997 (1)
        --------                       ------ -- -----         ---- --------      ------------ ---- ---
   MAIN OFFICE:
   400 Delaware Avenue
   Wilmington, Delaware  19801              Owned                  1953                 $1,806,632


-----------------

    (1) Net book value is calculated by totaling the estimated value of land and buildings, $2,278,764, and then subtracting accumulated depreciation of $472,132.

Item 3. Legal Proceedings

               The Company is, from time to time, a party to legal proceedings arising in the ordinary course of its business, including legal proceedings to enforce its rights against borrowers. The Company is not currently a party to any legal proceedings which are expected to have a material adverse effect on its financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

          Not applicable


                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

          Shares of the Company's common stock are traded on the over-the-counter market under the symbol "DFFN," with quotations available through the OTC Bulletin Board operated by the NASDAQ. At March 31, 1998, the Company had 273 shareholders of record. Such holdings do not reflect the number of beneficial owners of common stock. The Company issued its common stock at $10.00 per share in its initial public offering on December 31, 1997.

          The Company's Board of Directors has the authority to declare dividends on the shares, subject to statutory and regulatory requirements. The Company has not declared or paid any cash dividends on its common stock. Generally, declarations of dividends by the Board of Directors depends upon a number of factors, including, but not limited to: (i) the amount of the net proceeds retained by the Company in the Conversion, (ii) investment opportunities available, (iii) capital requirements, (iv) regulatory limitations, (v) results of operations and financial condition, (vi) tax considerations, and (vii) general economic conditions. Upon review of such considerations, the board may authorize dividends in the future if it deems such payment appropriate and in compliance with applicable law and regulation. For a period of one year following the completion of the Conversion, the Company will not pay dividends that would be treated for tax purposes as a return of capital, nor take any actions to pursue or propose such dividends.

          The Company is not subject to OTS regulatory restrictions on the payment of dividends to its stockholders, although the source of such dividends will be dependent in part upon the receipt of dividends from the Savings Bank. The Savings Bank, like all financial institutions regulated by the OTS, is subject to certain restrictions on the payment of dividends based on its net income, its capital in excess of regulatory capital requirements and the amount of capital required for the liquidation account required to be established in connection with the Conversion. The Company is subject, however, to the requirements of Delaware law, which generally limit the payment of dividends to amounts that will not affect the ability of the Company, after the dividend has been distributed, to pay its debts in the ordinary course of business.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation

          Management's discussion and analysis of financial condition and results of operations is intended to assist in understanding the consolidated financial condition and results of operations of the Company. The following discussion and analysis of financial condition and results of operations of the Company should be read in conjunction with the Company's consolidated financial statements and the notes thereto found in "Item 7. Financial Statements" below.

General
          The Company's results of operations depend primarily on net interest income, which is determined by (i) the difference between rates of interest earned on interest-earning assets and the rates paid on interest-bearing liabilities ("interest rate spread"), and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's results of operations also are affected by (i) non-interest income, which includes income from customer deposit account service charges, loan servicing fee income, gains and losses from the sale of loans, investments and mortgage-backed securities and (ii) non-interest expense, which includes compensation and employee benefits, federal deposit insurance premiums, office occupancy costs, advertising costs and data processing costs. The Company's results of operations also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond the Company's control.

          The Savings Bank currently is operating under a Supervisory Agreement with the OTS which requires the Savings Bank to take certain actions, including, but not limited to, addressing the Savings Bank's interest rate risk profile. The Supervisory Agreement will remain in place until terminated by the OTS, although it provides that the OTS Regional Director will consider requests for termination after the first Report of Examination of the Bank is concluded following May 21, 1997, which was the effective date of the Supervisory Agreement.

Asset/Liability Management

          The Company's assets and liabilities may be analyzed by examining the extent to which its assets and liabilities are interest rate sensitive and by evaluating the expected effects of interest rate changes on its net portfolio value. The ability to maintain consistent net interest income is largely dependent upon the achievement of a positive interest rate spread that can be sustained during fluctuations in prevailing interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities that either reprice or mature within a given period of time.

          Thus, an asset or liability is interest rate sensitive within a specific time period if it will mature or reprice within that time period. If the Company's assets mature or reprice more quickly or to a greater extent than its liabilities, the Company's net portfolio value and net interest income would tend to increase during periods of rising interest rates but decrease during periods of falling interest rates. Conversely, if the Company's assets mature or reprice more slowly or to a lesser extent than its liabilities, the Company's net portfolio value and net interest income would tend to decrease during periods of rising interest rates but increase during periods of falling interest rates. The difference or interest rate repricing "Gap" provides an indication of the extent to which an institution's interest rate spread will be affected by changes in interest rates. A Gap is considered positive when the amount of interest rate sensitive assets maturing or repricing within a given period exceeds the amount of interest rate sensitive liabilities maturing or repricing within such period. A Gap is considered negative when the amount of interest-bearing liabilities repricing or maturing within a given period exceeds the amount of interest rate sensitive assets repricing or maturing within such period.

          The Company's lending activities historically have emphasized long-term fixed rate mortgage loans secured by one-to-four family residences. At December 31, 1997, 77.6% of all of the Company's loans were of this type. Conversely, the Company's deposit accounts mature or are subject to repricing within a relatively short period of time. These factors historically have caused the income earned by the Company on its loan portfolio to adjust more slowly to changes in interest rates than the interest the Company pays on its deposits.

          In recent years the Company has sought to manage its interest rate risk by selling portions of its fixed rate loans to the FHLMC or another financial institution (while retaining the servicing of those loans). The Company has also sought to manage interest rate risk by lengthening the maturities of its certificates of deposit and through longer term borrowings from the FHLB of Pittsburgh. The imbalance, however, between the Company's assets and liabilities has caused its interest rate risk to remain high.

          The Savings Bank's Supervisory Agreement with the OTS identifies the Savings Bank's interest rate risk level as unacceptably high and requires the Savings Bank to develop and pursue strategies to reduce interest-rate risk. The strategies considered include adjustment of FHLB advances by replacing short-term variable advances with the proceeds of longer termed fixed rate advances. The Savings Bank has also sold or is considering the sale of new fixed rate loans to the FHLMC in order to help manage its interest-rate risk. The proceeds of these sales will be used to either acquire short term variable rate assets or to repay short term or variable rate borrowings.

          On June 26, 1997, the Savings Bank adopted a revised interest rate risk policy and also took certain actions to implement this policy, including loan sales and lengthening the maturities of some FHLB borrowings. The Savings Bank anticipates taking additional actions of this nature in order to reduce its interest rate sensitivity. In implementing these strategies, the Savings Bank will attempt to balance the need to improve its interest rate risk against the impact such restructuring will have on profitability. As a result of the Conversion, the Savings Bank has experienced an increase in investable assets approximately equal to the net proceeds from the sale of Common Stock in the Conversion less the amount of the ESOP loan. As these proceeds are invested, it is expected that any positive Gap will be increased and any negative Gap will be reduced because such investment will add short-term interest sensitive assets while there will be no immediate corresponding increase in short-term interest sensitive liabilities.

          The following table, often referred to as a "Gap Table," sets forth asset and liability balances at December 31, 1997 which are expected to reprice and mature in each of the future periods indicated. Loans with adjustable rates are shown as being due in the next adjustment period. Passbook accounts, money market deposit accounts and NOW accounts are not assumed to be subject to immediate repricing and are placed in repricing periods based upon assumptions prepared by management.




                                                                More than 1        More than 2         More than 3
                                              Less than 1     Month through 2    Months through 3    Months through 6
                                                 Month            Months             Months              Months
                                              ------------    ---------------    ----------------    ----------------
                                                                    (Dollars in thousands)

Interest-Earning Assets
  Cash and Interest Earning Deposits              $ 15,200          $      0            $      0           $      0
  Investments                                          500             1,498                   0                502
  FHLB Stock                                             0                 0                 975                  0
  Equity Loans/Lines                                 2,947                 3                   0                  3
  Collateral Loans                                     750                 0                   0                  0
  Mortgage-Backed Securities                         1,731                 0                   0                  0
  Adjustable Rate Mortgages                            876               308                 896              1,795
  Balloon Mortgages(1)                                  43                43                  43                128
  Fixed Rate Mortgages(2)                              485               485                 486              1,547
                                                  --------          --------            --------           --------
         Total Interest-Earning Assets            $ 22,532          $  2,337            $  2,400           $  3,975
                                                  ========          ========            ========           ========
Interest-bearing liabilities
  Passbook Accounts(3)                                  31                31                  31                 94
  Checking Accounts(4)                                   0                 0                   0                  0
  Money Market Deposit Accounts(5)                     654               654                 654                380
  Fixed Rate Fixed Term Deposits                     4,602             4,889               7,253             12,520
  FHLB Advances - Fixed Rate and Term                1,500               500                   0              1,300
  Escrow Deposits                                       40                40                  40                120
                                                  --------          --------            --------           --------
         Total Interest-Bearing Liabilities       $  6,827          $  6,114            $  7,978           $ 15,414
                                                  ========          ========            ========           ========
Excess (Deficiency) of Interest-Earning Assets
  over Interest-Bearing Liabilities               $ 15,705          ($ 3,777)           ($ 5,578)          ($11,439)
                                                  ========          ========            ========           ========
Cumulative Excess (Deficiency) of Interest-
  Earning Assets Over Interest-Bearing
  Liabilities at December 31, 1997                $ 15,705          $ 11,928            $  6,350           ($ 5,089)
                                                  ========          ========            ========           ========
Cumulative Excess (Deficiency) of Interest-
  Earning Assets Over Interest-Bearing
  Liabilities as a Percent of Total Assets at
  December 31, 1997                                  13.86%            10.52%               5.60%             (4.49%)
                                                  ========          ========            ========           ========
Cumulative Excess (Deficiency) of
Interest-Earning
  Assets over Interest-Bearing Liabilities as a
  percent of Total Interest-Earning Assets           14.16%           10.75%                5.72%             (4.59%)
                                                  ========         ========             ========           ========

Cumulative Excess (Deficiency) of Interest-
  Earning Assets over Interest-Bearing
  Liabilities as a percent of Cumulative
  Interest-Bearing Liabilities                      230.04%           92.17%               30.36%            (14.01%)
                                                  ========         ========             ========           ========



                                                            More than 6       More than 1
                                                          Months through    Year through 3   More than
                                                              1 year              Years       3 Years
                                                          ---------------   --------------   ---------


Interest-Earning Assets
  Cash and Interest Earning Deposits                          $      0         $      0       $      0
  Investments                                                        0                0              0
  FHLB Stock                                                         0                0              0
  Equity Loans/Lines                                               121            1,165          6,121
  Collateral Loans                                                   0                0              0
  Mortgage-Backed Securities                                         0              170              0
  Adjustable Rate Mortgages                                      2,207            4,018              0
  Balloon Mortgages(1)                                             256            1,451          2,401
  Fixed Rate Mortgages(2)                                        2,913           11,644         47,220
                                                              --------         --------       --------
         Total Interest-Earning Assets                        $  5,497         $ 18,448       $ 55,742
                                                              ========         ========       ========
Interest-bearing liabilities
  Passbook Accounts(3)                                             188              376          3,011
  Checking Accounts(4)                                               0                0          1,064
  Money Market Deposit Accounts(5)                                 436            1,743          1,743
  Fixed Rate Fixed Term Deposits                                15,716           16,174          3,639
  FHLB Advances - Fixed Rate and Term                            3,300            7,300          3,500
  Escrow Deposits                                                  596                0              0
                                                              --------         --------       --------
         Total Interest-Bearing Liabilities                   $ 20,236         $ 25,593       $ 12,957
                                                              ========         ========       ========
Excess (Deficiency) of Interest-Earning Assets
  over Interest-Bearing Liabilities                           ($14,739)        ($ 7,145)      $ 42,785
                                                              ========         ========       ========
Cumulative Excess (Deficiency) of Interest-
  Earning Assets Over Interest-Bearing
  Liabilities at December 31, 1997                            ($19,828)        ($26,973)      $ 15,812
                                                              ========         ========       ========
Cumulative Excess (Deficiency) of Interest-
  Earning Assets Over Interest-Bearing
  Liabilities as a Percent of Total Assets at
  December 31, 1997                                             (17.50%)         (23.80%)        13.95%
                                                              ========         ========       ========
Cumulative Excess (Deficiency) of
Interest-Earning
  Assets over Interest-Bearing Liabilities as a
  percent of Total Interest-Earning Assets                      (17.87%)         (24.32%)        14.25%
                                                              ========         ========       ========

Cumulative Excess (Deficiency) of Interest-
  Earning Assets over Interest-Bearing
  Liabilities as a percent of Cumulative
  Interest-Bearing Liabilities                                  (35.05%)         (32.83%)        16.62%
                                                              ========         ========       ========

------------------------


(1)      12% annual prepayment rate is based on assumptions provided by the OTS.

(2) 9% annual prepayment rate for 30 year loans and 8% annual prepayment rate for 15 year loans is based on assumptions provided by the OTS.

(3) Repricing rate is estimated at 10% for year 1, 10% for 1-3 yrs., and 80% for 3+ years.

(4)      Repricing rate is estimated 100% for 3 plus years.

(5) Repricing is based on the assumption that approximately 40% of accounts with balances greater than $10,000 to reprice evenly over 6 months. The remainder of accounts, assumed to be core deposits, reprice evenly over all time periods.


Interest Rate Sensitivity Analysis

          The Company has measured its interest rate sensitivity by computing the "Gap" between the assets and liabilities which were expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit repricing provided by the OTS and management. In order to encourage savings associations such as the Savings Bank to reduce interest rate risk, however, the OTS added an interest rate risk component to its risk-based capital rules. The OTS requires the computation of the net present value of an institution's cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") and measures the change in NPV in the event of a range of assumed changes in market interest rates.

          Qualitative Risk Analysis. The OTS measures an institution's interest rate risk by the change in its NPV as a result of a hypothetical 200 basis point ("bp") change in market rates. A resulting change in NPV of more than 2% of the estimated present value of total assets ("PV") will require the Savings Bank to add to its capital 50% of that excess change. The rules provide that the OTS will calculate the IRR component quarterly for each institution such as the Savings Bank. The OTS has indefinitely delayed implementation of this regulation regarding interest rate risk. Nevertheless, the following table estimates the effect on the Savings Bank's NPV from instantaneous and permanent 1% to 4% (100 to 400 basis points) increases and decreases in market interest rates. The following table presents the Savings Bank's NPV at December 31, 1997, which is based upon quarterly information that the Savings Bank provides to the OTS and which is calculated for the Savings Bank by the OTS.



                     Net Portfolio Value at December 31, 1997                 NPV as % of PV of Assets
                     ----------------------------------------                 ------------------------

       Change in
         Rates        $ Amount           $ Change            % Change           NPV Ratio           Change
         -----        --------           --------            --------           ---------           ------
                                                (Dollars in thousands)


         +400 bp        $6,307           $(9,135)               (59)%              6.21%            (7.34)%
         +300 bp         8,593            (6,848)               (44)               8.21             (5.33)
         +200 bp        10,974            (4,468)               (29)              10.18             (3.37)
         +100 bp        13,337            (2,104)               (14)              12.01             (1.53)
            0 bp        15,441                 0                  0               13.55                 0
         -100 bp        16,818             1,377                  9               14.47               .92
         -200 bp        16,992             1,551                 10               14.48               .93
         -300 bp        16,792             1,351                  9               14.22               .67
         -400 bp        17,040             1,599                 10               14.28               .73


         The above calculations indicate that the Savings Bank would be deemed to have an excessive level of interest rate risk under applicable regulatory requirements in a rising rate environment. In the event of a 200 bp change in interest rates, the Savings Bank would experience a 10% increase in NPV in a declining rate environment and a 29% decrease in NPV in a rising rate environment. If the interest rate risk component of the capital regulations had been in effect, at December 31, 1997, the Savings Bank would have been required to deduct $1.1 million pursuant to such regulations in calculating total risk-based capital.

         Qualitative Risk Analysis. While the Company cannot predict future interest rates or their effects on its "Gap," NPV or net interest income, the Company does not expect current interest rates to have a material adverse effect on its NPV or net interest income in the near future. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above.

Additionally, an increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

         INTEREST RISK ANALYSIS AND MONITORING. The Savings Bank has established an Asset/Liability Committee which is currently comprised of non-employee directors Thomas L. Cloud, Chairman, Alan B. Levin and Dr. Robert L. Schweitzer as well as the Savings Bank's Chief Executive Officer, Ronald P. Crouch. This committee meets periodically and reviews the maturity of the Savings Bank's assets and liabilities and discusses and recommends policies and strategies designed to regulate its flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing of the Savings Bank's assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates.

         The Board of Directors also reviews the Savings Bank's asset and liability policies. The Board of Directors meets monthly to review interest rate risk and interest rate trends, as well as liquidity and capital ratios and requirements. Management administers the policy and determinations of the Board of Directors with respect to the Savings Bank's asset and liability goals and strategies. The Savings Bank expects that its asset and liability policy and strategies will continue as described so long as competitive and regulatory conditions in the financial institution industry and market interest rates continue as they have in recent years.

ANALYSIS OF NET INTEREST INCOME

         The Company's earnings historically have depended upon its net interest income, which is the difference between interest income earned on loans and investments (the "interest-earning assets") and interest paid on deposits and any borrowed funds (the "interest-bearing liabilities"). It is the single largest component of the Company's operating income. Net interest income is affected by (i) the difference between rates of interest earned on the Company's interest-earning assets and rates paid on its interest-earning liabilities (the "interest rate spread") and (ii) the relative amounts of the Company's interest-earning assets and interest-bearing liabilities.

         The following tables present an analysis of certain aspects of the Company's operations during the periods indicated. The first table presents the average balances of and the interest and dividends earned or paid on each major class of the Company's interest earning assets and interest-bearing liabilities. Average balances are daily average balances. The yields and costs include fees which are considered adjustments to yields.


                                                              For the Year ended December 31,
                             ------------------------------------------------------------------------------------------------------
                                              1997                                  1996                      At December 31, 1997
                             -------------------------------------  -------------------------------------- ------------------------
                             Average Daily  Interest &              Average Daily  Interest &
                                Balance     Dividends   Yield/Rate     Balance      Dividends  Yield/Rate     Balance    Yield/Rate
                             -------------  ----------  ----------  -------------  ----------  ----------  ------------  ----------
Assets:
Interest-earning assets
    Loans receivable, net (1) $95,370,924   $7,352,557      7.71%     $91,061,307     7,092,065    7.79%    $88,933,209      7.62%
    Investment securities(2)    7,336,699      427,656      5.83       12,644,840       709,493    5.61       5,375,846      5.72
    Interest-bearing deposits   4,523,787      198,227      4.38        2,412,209       120,551    5.00      12,987,050      5.72
                             -------------  ----------                -----------     ---------             -----------
      Total interest-earning
        assets                107,231,410    7,978,440      7.44      106,118,356     7,922,109    7.47     107,296,105      7.29
Non-interest-earning assets     3,777,951                               3,621,634                             6,036,320
                             -------------                           ------------                           -----------
Total assets                 $111,009,361                            $109,739,990                          $113,332,425
                             -------------                           ------------                           -----------
                             -------------                           ------------                           -----------

Liabilities and
 Stockholders' Equity:
   Interest-bearing
     liabilities
   Deposits                   $78,891,620   $4,416,447      5.60      $80,199,233    $4,497,657    5.61     $76,883,201      5.65
   Advances from FHLB          23,162,560    1,464,357      6.32       20,868,039     1,252,482    6.00      17,400,000      6.53
                             -------------  ----------               ------------    ----------             -----------
     Total interest-bearing
        liabilities           102,054,180    5,880,804      5.76      101,067,272     5,750,139    5.69      94,283,201      5.81

Non-interest-bearing
  liabilities                   2,598,910                               2,386,544                             2,951,413
                             -------------                           ------------                           -----------

Total liabilities            $104,653,090                            $103,453,816                           $97,234,614
Stockholder's Equity            6,356,271                               6,286,174                            16,097,811
                             -------------                           ------------                           -----------

Total liabilities and
stockholders' equity         $111,009,361                            $109,739,990                          $113,332,425
                             -------------                           ------------                           -----------
                             -------------                           ------------                           -----------

Net interest income/Interest
  rate spread(3)                            $2,097,636      1.68%                    $2,171,970    1.78%                     1.48%
                                            ----------   --------                   -----------  -------
                                            ----------   --------                   -----------  -------

Net interest-earning
  assets/net interest
  margin(4)                    $5,177,230                   1.96%       5,051,084                  2.05%
                             ------------                --------                                -------
                             ------------                --------                                -------

Interest-earning assets to
  interest-bearing liabilities                            105.07%                                105.00%                   113.80%
                                                         --------                                -------                   -------
                                                         --------                                -------                   -------


----------------------

     (1) The inclusion of nonaccrual loans in average daily balance and loan fees in interest and dividends has been deemed to have an immaterial impact on this analysis.

     (2)      Includes mortgage-backed securities

     (3) Interest rate spread represents the difference between the average yield on interest-earning assets and the average rate on interest-bearing liabilities.

     (4) Net interest margin represents net interest income before the provision for loan losses divided by average interest-earning assets.

Rate/Volume Analysis

         The following table sets forth certain information regarding changes in the Company's interest income and interest expense for the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (changes in volume multiplied by the old rate); (ii) changes in rate (changes in rate multiplied by old volume); and (iii) total change in rate and volume. The combined effects of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.



                                                              Year Ended December 31,
                                                                Increase (Decrease)
                                    --------------------------------------------------------------------------
                                                 1997 vs. 1996                         1996 vs. 1995
                                    -------------------------------------   ----------------------------------
                                      Volume         Rate         Net        Volume        Rate         Net
                                    ----------    ----------    ---------   ----------  ----------   ---------
  Interest Income:

    Loans                             $332,995     $(72,503)     $260,492   $1,025,048  $(341,549)    $683,499

    Investment securities            (308,423)        26,586    (281,837)     (45,053)     (9,218)    (54,271)

    Interest-bearing
      deposits                          94,141      (16,465)       77,676       40,481    (40,347)         134
                                    ----------    ----------    ---------   ----------  ----------   ---------
           Total interest income       118,713      (62,382)       56,331    1,020,476   (391,114)     629,362
                                    ----------    ----------    ---------   ----------  ----------   ---------

  Interest Expense

     Deposits                        $(73,173)      $(8,037)    $(81,210)     $138,888      $7,761    $146,649

     Advances from FHLB                152,044        59,831      211,875      598,343    (49,994)     548,349
                                    ----------    ----------    ---------   ----------  ----------   ---------
           Total interest
                expense                 78,871        51,794      130,665      737,231    (42,233)     694,998
                                    ----------    ----------    ---------   ----------  ----------   ---------
     Net interest income               $39,842    $(114,176)    $(74,334)     $283,245  $(348,881)   $(65,636)
                                    ----------    ----------    ---------   ----------  ----------   ---------
                                    ----------    ----------    ---------   ----------  ----------   ---------


FINANCIAL CONDITION

         Total assets amounted to $113.3 million at December 31, 1997 compared to $112.7 million at December 31, 1996. The increase of $649,000 or 0.6% was primarily due to an increase of $12.6 million in cash and cash equivalents and a $1.7 million increase in mortgage-backed securities available for sale which were substantially offset by a $9.1 million or 9.3% decrease in loans receivable, net and a $4.0 million decrease in investment securities available for sale. The increase in cash and cash equivalents was primarily due to net proceeds from the Conversion of $11.0 million while the decrease in net loans was primarily due to sales of long-term fixed rate loans in the secondary market as well as loan principal repayments. The increase in mortgage-backed securities was due to purchases during 1997 of $1.7 million. The decrease in investment securities was due to maturities during 1997 of $4.0 million. Total liabilities decreased $9.5 million or 8.9% to $97.2 million at December 31, 1997 compared to $106.7 million at December 31, 1996 due primarily to a decrease in FHLB advances. Stockholders' equity increased from $6.0 million at December 31, 1996 to $16.1 million at December 31, 1997 due to net Conversion proceeds of $11.0 million.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997.

         NET INCOME. The Company had a net loss of $14,000 for the year ended December 31, 1997 compared to a net loss of $95,000 for the year ended December 31, 1996. The loss during 1997 was primarily due to an increase in the provision for loan losses and decreases in net interest income and other income, substantially offset by a decrease in other expenses.

         NET INTEREST INCOME. Net interest income for the year ended December 31, 1997 was $2.1 million compared to $2.2 million for the year ended December 31, 1996. The interest rate spread and net interest margin decreased to 1.68% and 1.96%, respectively, for 1997 compared to 1.78% and 2.05%, respectively, for 1996. The ratio of interest-earning assets to interest-bearing liabilities remained stable at 105.07% for 1997 compared to 105.00% for 1996.

         INTEREST INCOME. Total interest and dividend income was $7,978,000 for the year ended December 31, 1997 compared to $7,922,000 for the year ended December 31, 1996, representing an increase of $56,000 or 0.7%. The increase in fiscal 1997 was due primarily to an increase in interest on loans from $7.1 million for the year ended December 31, 1996 to $7.4 million for the year ended December 31, 1997, which was the result of an increase in the average balance of the Company's loan portfolio. This increase was slightly offset by a decrease in interest and dividends on investments from $791,000 for the year ended December 31, 1996 to $582,000 for the year ended December 31, 1997 due to a decrease in the average balance of such assets.

         INTEREST EXPENSE. Total interest expense, which consists primarily of interest on savings deposits, increased from $5,750,000 for the year ended December 31, 1996 to $5,881,000 for the year ended December 31, 1997, an increase of $131,000 or 2.3%. This increase primarily was the result of an increase in interest paid on FHLB advances due to an increase in the average balance of and rate paid on such liabilities. This increase in advances was due to increased funding needs and a decrease in deposits.

         PROVISION FOR LOAN LOSSES. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Company to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Company, available peer group information, and past due loans in the Company's loan portfolio. The Company's policies require the review of assets on a quarterly basis. While the Company believes it uses the best information available to make a determination with respect to the allowance for loan losses, the Company recognizes that future adjustments may be necessary. The Company provided $47,000 for loan losses for the year ended December 31, 1996 while providing $216,000 for loan losses for the year ended December 31, 1997. The Company continues to increase the provision for loan losses due to the growth in the loan portfolio during the year and due to the increase in non-performing loans. As the loan portfolio continues to grow, the Company increases the provision for loan losses due to risk inherent in the loan portfolio. In establishing such provisions, the Company also considered the levels of its non-performing loans which were $376,000 and $774,000 at December 31, 1996 and 1997, respectively.

         NON-INTEREST INCOME. Total non-interest income decreased from $305,000 for the year ended December 31, 1996 to $256,000 for the year ended December 31, 1997. This decrease in non-interest income was attributable to a decrease in service fees of $85,000 partially offset by an increase in gains from the sales of loans of $19,000 and an increase in miscellaneous other income of $17,000. The decrease in service fees was caused by a decrease in application fees collected due to fewer loan originations, and by a write-down int he value of mortgage servicing rights.

         NON-INTEREST EXPENSE. Total other expenses decreased from $2,593,000 for the year ended December 31, 1996 to $2,162,000 for the year ended December 31, 1997, a decrease of $431,000 or 16.6%. Such decrease was due to the one-time SAIF special assessment of $492,000 in 1996. Correspondingly, federal insurance premiums decreased $134,000 to $53,000 in 1997 compared to $187,000 in 1996 due to a reduction in premiums upon the recapitalization of the SAIF. Such decreases were partially offset by an increase in salaries and employee benefits of $163,000 to $1.1 million for 1997 compared to $917,000 for 1996. Salaries and employee benefits increased due to expense incurred for the ESOP at the end of the year of $93,000. The remainder of the increase was caused by lower fee income provided by loan originations, due to a lower volume of originations during the year. Fee income from originations offsets salary expense. In addition, other general and administrative expenses increased $61,000 to $414,000 for 1997 due to an increase in legal and consulting expenses.

         INCOME TAXES. The Company experienced a benefit for income taxes of $10,000 for 1997 and $69,000 for 1996. Such benefits were due to losses from operations during such periods.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDING DECEMBER 31, 1995 AND 1996

         NET INCOME. The Company had a net loss of $95,000 for the year ended December 31, 1996 compared to net income of $420,000 for the year ended December 31, 1995. The loss was primarily due to the recognition of a one-time SAIF special assessment in the amount of $492,000. This decrease was the result of an increase in total interest expense from $5.1 million for the year ended December 31, 1995 to $5.8 million for the year ended December 31, 1996 an increase in the provision for loan losses from $5,000 for the year ended December 31, 1995 to $47,000 for the year ended December 31, 1996 and a decrease in total other income from $520,000 for the year ended December 31, 1995 to $305,000 for the year ended December 31, 1996. These fluctuations were offset by an increase in total interest income from $7.3 million for the year ended December 31, 1995 to $7.9 million for the year ended December 31, 1996.

         NET INTEREST INCOME. Net interest income was approximately $2.2 million for each of the years ended December 31, 1996 and 1995. The ratio of average interest-earning assets to average interest-earning liabilities remained fairly constant. However, the interest rate spread and net interest margin decreased from 2.13% and 2.40%, respectively, in 1995 to 1.78% and 2.05%, respectively, in 1996.

         INTEREST INCOME. Total interest income was $7.9 million for the year ended December 31, 1996 compared to $7.3 million for the year ended December 31, 1995, representing an increase of $600,000 or 8.2%. Such increase was primarily due to an increase in interest on loans, and was partially offset by a decrease on interest and dividends from investments. Interest on loans increased from $6.4 million for the year ended December 31, 1995 to $7.1 million for the year ended December 31, 1996. This increase of $700,000 or 10.9% was due primarily to an increase in the average balance of loans as a result of an increase in originations of loans secured by single-family residential real estate. The increase in average balances of loans receivable was partially offset by a 42 basis point decrease in the average yield on loans receivable. Interest and dividends on investments decreased from $844,000 at December 31, 1995 to $791,000 at December 31, 1996.

         INTEREST EXPENSE. Total interest expense increased from $5.1 million for the year ended December 31, 1995 to $5.8 million for the year ended December 31, 1996, an increase of $700,000 or 13.7%. During the year ended December 31, 1996, the Company borrowed funds from the FHLB to increase the Company's mortgage and home equity loan portfolios. The Company determined that FHLB advances were less costly, on a marginal basis, than increasing rates on savings accounts and certificates of deposit to attract more funds. As a result, interest on borrowings increased by $500,000 or 71.4% from $700,000 for the year ended December 31, 1995 to $1.2 million for the year ended December 31, 1996. Interest on savings deposits increased $100,000 or 2.3% from $4.4 million for the year ended December 31, 1995 to $4.5 million for the year ended December 31, 1996. Such increase was primarily due to an increase in the average balance of deposits.

         PROVISION FOR LOAN LOSSES. The Company provided $5,000 and $47,000 for loan losses for the years ended December 31, 1995 and 1996, respectively. In establishing such provisions, management considered (i) the levels of non-performing loans which were $244,000 and $376,000 at December 31, 1995 and 1996, respectively, and (ii) the increase in the Company's loan portfolio. The size of the Company's loan portfolio is a component in the model the Company uses to determine the amount of the provision.

         NON-INTEREST INCOME. Total non-interest income decreased from $520,000 for the year ended December 31, 1995 to $305,000 for the year ended December 31, 1996. This change was the result of the reduction of gains on sales of loans from $439,000 for the year ended December 31, 1995 to $69,000 for the year ended December 31, 1996. The Company sold fewer loans in 1996 based on the Company's determination to hold a greater percentage of loans originated in its portfolio as opposed to selling such loans in the secondary market. This reduction was offset by an increase in service fees from $52,000 for the year ended December 31, 1995 to $190,000 for the year ended December 31, 1996 and an increase in other income from $18,000 to $47,000. The increase in fees for the year ended December 31, 1996 was due to an increase in loan originations.

         NON-INTEREST EXPENSE. Other non-interest expense increased by $500,000 or 23.8% from $2.1 million for the year ended December 31, 1995 to $2.6 million for the year ended December 31, 1996. The increase was attributable to a one-time special SAIF assessment of $492,000. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Act"), the FDIC imposed a special assessment on SAIF members to recapitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Savings Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Act, the Savings Bank's special assessment was $492,000. The recapitalization of the SAIF has had the effect of lowering premiums for deposit insurance for the entire thrift industry that holds deposits insured by the SAIF. The SAIF insurance assessment rate paid by the Savings Bank before the recapitalization of the SAIF was 23 basis points per $100 of deposit and has decreased to 6.4 basis points per $100 of deposits after the recapitalization of the SAIF. Pursuant to the Act, the Savings Bank will pay in addition to its normal insurance premium as a member of the SAIF an annual amount equal to approximately 6.4 basis points of outstanding SAIF deposits towards the retirement of the Financing Corporation bonds issued in the 1980's to assist in the recovery of the savings and loan industry. Beginning no later than January 1, 2000, the rate paid to retire these bonds will be equal for members of the BIF and the SAIF. Members of the BIF, by contrast, will pay in addition to their normal deposit insurance premium approximately 1.3 basis points. Because of the Supervisory Agreement of May 21, 1997, the Savings Bank incurs higher premiums than some other institutions. See "Item 1 - Business - Regulation." The Act also provides for the merging of the BIF and the SAIF by January 1, 1999 provided there are no financial institutions still chartered as federal savings associations at that time.

         Advertising costs increased from $169,000 for the year ended December 31, 1995 to $203,000 for the year ended December 31, 1996, or a $34,000 increase. Salaries and employee benefits decreased from $941,000 for the year ended December 31, 1995 to $917,000 for the year ended December 31, 1996. This decrease was due to an increase in loan volume, which resulted in allocation of salaries and employee benefits to loan origination costs. Occupancy expenses also decreased from $237,000 for the year ended December 31, 1995 to $215,000 for the year ended December 31, 1996 because the Company used an accelerated method of depreciation.

         INCOME TAX EXPENSE. The Company's income tax expense was a benefit of $69,000 for the year ended December 31, 1996 compared to $265,000 owed for the year ended December 31, 1995. This decrease in taxes was the result of the Company's net loss of $164,000, before taxes, for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Savings Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Savings Bank's deposits and short-term borrowings. The required ratio currently is 4.0%. The Savings Bank's liquidity ratio average was 14.8%, 11.2% and 13.9% at December 31, 1995, December 31, 1996, and December 31,
1997, respectively. The decrease in the Savings Bank's average liquidity rate at December 31, 1996 was the result of its sale of investments and increase in short term borrowings. The increase in the Savings Bank's average liquidity rate at December 31, 1997 primarily was due to the proceeds from the Conversion.

         The Company's primary sources of funds are deposits, repayment and sales of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and advances from the FHLB of Pittsburgh. While scheduled repayments of loans and mortgage-backed securities and maturities of investment securities are predictable, other sources of funds, such as deposit flows and loan prepayments, can be greatly influenced by the general level of interest rates, economic conditions and competition. The Company uses its liquidity resources principally to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, to maintain liquidity, and to meet operating expenses.

         Liquidity may be adversely affected by unexpected deposit outflows, higher interest rates paid by competitors, and similar matters. Further, the disparity in Financing Company ("FICO") bond interest payments as previously described could result in the loss of deposits to BIF members that have this lower cost and therefore are able to pay higher rates of interest on deposits. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company's commitments to make loans and management's assessment of the Company's ability to generate funds.

         The Company and the Savings Bank are subject to federal regulations that impose certain minimum capital requirements. For a discussion on such capital levels, see "Item 1. Description of Business-Regulation."

IMPACT OF INFLATION AND CHANGING PRICES

         The Company's financial statements and the accompanying notes presented elsewhere herein, have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time and due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

THE YEAR 2000 ISSUE

         The Company is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

         The Savings Bank has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The majority of the Savings Bank's data processing is provided by a third party service bureau. The service bureau is actively involved in resolving Year 2000 issues and has provided the Savings Bank with frequent updates regarding their progress. The service bureau has advised the Savings Bank that it expects to have the majority of the Year 2000 issues resolved before the end of 1998 to allow the Savings Bank to test their system for Year 2000 compliance during the third quarter of 1998. The Savings Bank presently believes that, based on the progress of the Savings Bank's service bureau, the Year 2000 problem will not pose significant operational problems for the Savings Bank's computer system. Costs are anticipated to be immaterial at this time.

Recent Accounting Pronouncements

         In November 1993, the American Institute of Certified Public Accountants ("AICPA") issued SOP 93-6 Employers' Accounting for Employee Stock Ownership Plan. SOP 93-6 addresses accounting for shares of stock issued to employees by an employee stock ownership plan. SOP 93-6 requires that the employer record compensation expense in an amount equal to the fair value of shares committed to be released from the ESOP to employees. SOP 93-6 is effective for fiscal years beginning after December 15, 1993 and relates to shares purchased by an ESOP after December 31, 1992. If the Common Stock appreciates over time, SOP 93-6 will increase compensation expense relative to the ESOP, as compared with prior guidance that required recognition of compensation expense based on the cost of the shares acquired by the ESOP. The amount of any such increase, however, cannot be determined at this time because the expense will be based on the fair value of the shares committed to be released to employees, which amount is not determinable.


Item 7. Financial Statements


[Deloitte & Touche LLP Logo]


Delaware First Financial
Corporation

Financial Statements as of December 31, 1997 and 1996 and for Each of the Three Years in the Period Ended December 31, 1997, and Independent Auditors' Report

[Deloitte & Touche LLP Letterhead]




INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
   Delaware First Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Delaware First Financial Corporation and Subsidiary (the "Company") as of December 31, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. We have also audited the related statements of financial condition of Ninth Ward Savings Bank, FSB (the "Predecessor Bank") as of December 31, 1996 and the related statements of operations, changes in retained earnings and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's and the Predecessor Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Delaware First Financial Corporation and Subsidiary at December 31, 1997 and the results of their operations and their cash flows for the year then ended, and the financial position of Ninth Ward Savings Bank, FSB at December 31, 1996 and the results of its operations and its cash flows for the years ended December 1996 and 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, on December 31, 1997, the Predecessor Bank converted from a federally chartered mutual savings bank into a federally chartered capital stock savings bank with the concurrent formation of the Company.

/s/ Deloitte & Touche LLP
--------------------------
Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 6, 1998

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                            December 31,
                                                                                   ------------------------------
ASSETS                                                                                  1997            1996
                                                                                   -------------    -------------
Cash and cash equivalents ......................................................   $  15,199,726    $   2,643,452
Investment securities available for sale (amortized cost - 1997,
  $2,499,753; 1996, $6,494,860) ................................................       2,499,860        6,475,800
Mortgage-backed securities available for sale (amortized cost - 1997,
  $1,903,007; 1996, $200,666) ..................................................       1,900,986          203,147
Loans receivable - net .........................................................      88,933,209       98,042,118
Federal Home Loan Bank stock - at cost .........................................         975,000        1,500,000
Accrued interest receivable:
  Loans ........................................................................         823,266          975,244
  Investments ..................................................................          81,353           93,526
  Mortgage-backed securities ...................................................           6,902            1,171
Office property and equipment, net .............................................       1,956,404        2,020,957
Prepaid expenses and other assets ..............................................         291,613           66,012
Prepaid income taxes ...........................................................         115,316          166,850
Mortgage servicing rights ......................................................         371,361          317,435
Deferred income taxes ..........................................................         177,429          177,506
                                                                                   -------------    -------------
TOTAL ASSETS ...................................................................   $ 113,332,425    $ 112,683,218
                                                                                   -------------    -------------
                                                                                   -------------    -------------
LIABILITIES AND RETAINED EARNINGS

Liabilities:
  Deposits .....................................................................   $  76,883,201    $  78,408,793
  Advances from Federal Home Loan Bank .........................................      17,400,000       25,900,000
  Advances by borrowers for taxes and insurance ................................         835,417          812,569
  Accrued interest payable .....................................................         358,171          265,764
  Accounts payable and accrued expenses ........................................       1,757,825        1,338,503
                                                                                   -------------    -------------
      Total liabilities ........................................................      97,234,614      106,725,629

Stockholders' Equity:
  Preferred stock, $.01 par value, 500,000 shares authorized, none issued
  Common stock, $.01 par value, 3,000,000 authorized; issued and outstanding,
     December 31, 1997, 1,157,000 shares .......................................          11,570
  Additional paid in capital ...................................................      10,966,430
  Common stock acquired by the ESOP ............................................        (833,040)
  Unrealized losses on available for sale securities, net of tax ...............          (1,263)         (10,776)
  Retained earnings - substantially restricted .................................       5,954,114        5,968,365
                                                                                   -------------    -------------
      Total stockholders' equity ...............................................      16,097,811        5,957,589
                                                                                   -------------    -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....................................   $ 113,332,425    $ 112,683,218
                                                                                   -------------    -------------
                                                                                   -------------    -------------

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Year Ended December 31,
                                                -----------------------------------------
                                                    1997          1996           1995
                                                -----------    -----------    -----------
INTEREST INCOME:
Interest on loans ...........................   $ 7,352,557    $ 7,092,065    $ 6,408,566
Interest on mortgage-backed securities ......        44,057         38,982         40,336
Interest and dividends on investments .......       581,826        791,062        843,845
                                                -----------    -----------    -----------
         Total interest income ..............     7,978,440      7,922,109      7,292,747
                                                -----------    -----------    -----------
INTEREST EXPENSE:

Deposits ....................................     4,416,447      4,497,657      4,351,008
Federal Home Loan Bank advances .............     1,464,357      1,252,482        704,133
                                                -----------    -----------    -----------
         Total interest expense .............     5,880,804      5,750,139      5,055,141
                                                -----------    -----------    -----------
NET INTEREST INCOME .........................     2,097,636      2,171,970      2,237,606

PROVISION FOR LOAN LOSSES ...................       215,815         47,000          5,000
                                                -----------    -----------    -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES ...........................     1,881,821      2,124,970      2,232,606
                                                -----------    -----------    -----------
OTHER INCOME:
    Service fees ............................       104,507        189,604         51,700
    Gain on sale of loans ...................        88,125         68,629        438,970
    Realized market adjustment on loans .....                                      11,060
    Other ...................................        63,389         46,543         18,469
                                                -----------    -----------    -----------
         Total other income .................       256,021        304,776        520,199
                                                -----------    -----------    -----------
OTHER EXPENSES:
    Salaries and employee benefits ..........     1,079,437        916,635        941,086
    Advertising .............................       162,382        202,825        169,170
    Federal insurance premiums ..............        52,795        187,057        171,097
    SAIF Special Assessment .................                      491,992
    Occupancy expense .......................       208,727        214,968        236,687
    Data processing expense .................       142,887        121,121        103,178
    Directors fees ..........................       102,447        105,817         99,036
    Other general and administrative expenses       413,718        352,872        347,957
                                                -----------    -----------    -----------
         Total other expenses ...............     2,162,393      2,593,287      2,068,211
                                                -----------    -----------    -----------
INCOME (LOSS) BEFORE PROVISION (BENEFIT)
    FOR INCOME TAXES ........................       (24,551)      (163,541)       684,594

PROVISION (BENEFIT) FOR INCOME TAXES ........       (10,300)       (69,000)       264,670
                                                -----------    -----------    -----------
NET INCOME (LOSS) ...........................   $   (14,251)   $   (94,541)   $   419,924
                                                -----------    -----------    -----------
                                                -----------    -----------    -----------

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                        Common
                                                                         Stock    Unrealized
                                                                        Acquired   Losses on
                                                            Additional   by Stock   Available                    Total
                                                 Common     Paid-In     Benefit    for Sale      Retained     Stockholders'
                                                   Stock     Capital      Plans    Securities    Earnings        Equity
                                                  -------  -----------  ---------  ----------  ------------   ------------
BALANCE,  JANUARY 1, 1995 ......................                                               $  5,642,982   $  5,642,982

     Net income ................................                                                    419,924        419,924
                                                  -------  -----------  ---------  ----------  ------------   ------------
BALANCE, DECEMBER 31, 1995 .....................                                                  6,062,906      6,062,906

    Net loss ...................................                                                    (94,541)       (94,541)

    Unrealized losses on available for
     sale securities, net of tax ...............                                   $(10,776)                       (10,776)
                                                  -------  -----------  ---------- ----------- ------------   ------------
BALANCE, DECEMBER 31, 1996 .....................                                   $(10,776)      5,968,365      5,957,589

    Common stock issued ........................  $11,570  $10,966,430                                          10,978,000

    Common stock acquired by stock benefit plans                        $(925,600)                                (925,600)

    ESOP stock committed to be released ........                           92,560                                   92,560

    Change in unrealized losses on available
     for sale securities, net of tax ...........                                      9,513                          9,513

    Net loss ...................................                                                   (14,251)        (14,251)
                                                   -------  ----------- ---------- ---------- ------------     ------------
BALANCE, DECEMBER 31, 1997 .....................  $11,570   $10,966,430 $(833,040) $ (1,263)  $  5,954,114     $ 16,097,811
                                                   -------  ----------- ---------  ---------- ------------     ------------
                                                   -------  ----------- ---------  ---------- ------------     ------------

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Year Ended December 31,
                                                                 --------------------------------------------
                                                                     1997           1996            1995
                                                                 ------------    ------------    ------------
OPERATING ACTIVITIES:
  Net income (loss) ..........................................   $    (14,251)   $    (94,541)   $    419,924
  Adjustments to reconcile net income (loss) to net cash
    (used in) provided by operating activities:
    Depreciation .............................................        126,656         121,751         164,780
    Provision for loan losses ................................        215,815          47,000           5,000
    Gain on sale of investment and
      mortgage-backed securities .............................                         (6,925)
    Gain on sale of loans ....................................        (88,125)        (68,629)       (438,970)
    Realized market adjustment on loans ......................                                        (11,060)
    Amortization of:
      Deferred loan fees .....................................       (100,622)       (130,226)       (126,475)
      Discount on investment and
        mortgage-backed securities ...........................         (4,193)         (8,827)         (6,782)
    Changes in assets and liabilities which
      provided (used) cash:
      Accrued interest receivable ............................        158,420        (221,562)       (170,295)
      Mortgage servicing rights ..............................        (53,926)        (19,466)       (297,969)
      Prepaid expenses and other assets ......................       (225,601)          9,153          (7,296)
      Accrued interest payable ...............................         92,407          45,211         (24,932)
      Accounts payable and accrued expenses ..................        419,322         505,430          28,720
      Income taxes ...........................................         51,534        (252,740)        452,205
      Deferral of loan fees ..................................         84,623         379,572         564,350
                                                                 ------------    ------------    ------------
           Net cash provided by operating activities .........        662,059         305,201         551,200
                                                                 ------------    ------------    ------------
INVESTING ACTIVITIES:
  Proceeds from sale of investments held to maturity .........                      2,996,406
  Proceeds from maturity of investments ......................      4,000,000       6,998,205       7,500,000
  Principal collected on long-term loans
    and mortgage-backed securities ...........................     13,649,576      15,576,441       9,865,735
  Long-term loans originated .................................    (11,433,144)    (38,236,036)    (47,296,058)
  Proceeds from sale of loans ................................      6,812,130       4,407,397      29,869,979
  Proceeds from sale of mortgage-backed securities
    held to maturity .........................................                        346,427
  Redemption of Federal Home Loan Bank stock .................        634,800         263,200          25,700
  Purchase of Federal Home Loan Bank stock ...................       (109,800)     (1,035,700)       (104,400)
  Purchase of investments ....................................     (1,739,460)     (4,996,281)     (6,997,017)
  Proceeds from sale of real estate owned ....................                                         63,000
  Purchases of premises and equipment ........................        (62,103)        (39,244)        (62,167)
                                                                 ------------    ------------    ------------
           Net cash provided by (used in) investing activities     11,751,999     (13,719,185)     (7,135,228)
                                                                 ------------    ------------    ------------
FINANCING ACTIVITIES:
  Net (decrease) increase in deposits ........................     (1,525,592)     (3,113,456)     11,025,699
  Increase in advances by borrowers for taxes
    and insurance ............................................         22,848         160,036         123,382
  Proceeds from Federal Home Loan Bank advances ..............     49,345,726      79,119,823      26,950,000
  Repayments of Federal Home Loan Bank advances ..............    (57,845,726)    (61,169,823)    (31,900,000)
  Proceeds from the sale of stock, net of conversion costs ...     10,978,000
  Common stock acquired by ESOP ..............................       (833,040)
                                                                 ------------    ------------    ------------
           Net cash provided by financing activities .........        142,216      14,996,580       6,199,081
                                                                 ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS .......................................     12,556,274       1,582,596        (384,947)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD ........................................      2,643,452       1,060,856       1,445,803
                                                                 ------------    ------------    ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD ..............................................   $ 15,199,726    $  2,643,452    $  1,060,856
                                                                 ------------    ------------    ------------
                                                                 ------------    ------------    ------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest .................................................   $  5,788,397    $  5,704,928    $  5,080,072
                                                                 ------------    ------------    ------------
                                                                 ------------    ------------    ------------
    Income taxes .............................................   $     25,956    $    310,140    $     31,018
                                                                 ------------    ------------    ------------
                                                                 ------------    ------------    ------------

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------


1.    NATURE OF OPERATIONS

      On June 30, 1997, the Board of Directors of Ninth Ward Savings Bank, FSB (the "Bank") adopted a plan of conversion to convert from a federally chartered mutual savings bank to a federally chartered capital stock savings bank with the concurrent formation of a holding company (the "Conversion").

      The Conversion was completed on December 31, 1997, with the issuance by the holding company Delaware First Financial Corporation (the "Company"), of 1,157,000 shares of its common stock in a public offering to the Bank's eligible depositors and borrowers, members of the general public and the Bank's Employee Stock Ownership Plan (the "ESOP"). In exchange for the net conversion proceeds of $10,978,000, less $2,144,960 retained by the Company, the Company acquired 100% of the issued and outstanding capital stock of the Bank.

      In connection with the Conversion, the Company established the ESOP for the benefit of eligible employees. The Company purchased 92,560 shares of common stock on behalf of the ESOP in the Conversion.

      The Bank's primary market is concentrated in New Castle County, Delaware, to which it offers mainly conventional residential real estate loans on new and existing properties and mortgage refinancing. Since 1994, the Bank has been active in offering equity lines of credit. Effective January 5, 1998, Ninth Ward Savings Bank, FSB changed its name to Delaware First Bank, FSB.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation - The consolidated financial statements include the accounts of Delaware First Financial Corporation as of December 31, 1997, the date of Conversion. Amounts prior to that date include the accounts of the Company's wholly-owned subsidiary, Ninth Ward Savings Bank, FSB.

      Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Assets of the Company consist primarily of interest bearing deposits and activities are insignificant.

      Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

      Interest on Loans - The Company recognizes interest on loans when earned. The Company does not recognize interest on loans deemed to be uncollectible, generally when a loan is three months or more delinquent. Such interest ultimately collected is credited to income in the period of recovery.

      Investment and Mortgage-Backed Securities - The Company accounts for debt and equity securities as follows:

            Held to Maturity - Debt securities that management has the positive intent and ability to hold until maturity are classified as held to maturity and are carried at their remaining unpaid principal balance, net of unamortized premiums or unaccreted discounts. Premiums are amortized and discounts are accreted using the interest method over the period remaining until maturity.

            Available for Sale - Debt and equity securities that will be held for indefinite periods of time, including securities that may be sold in response to changes in market interest or prepayment rates, needs for liquidity, and changes in the availability of and the yield of alternative investments, are classified as available for sale. These assets are carried at fair value. Fair value is determined using published quotes as of the close of business. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of retained earnings until realized.

      Office Property and Equipment - Office property and equipment is recorded at cost. Depreciation is computed using either the straight-line method or an accelerated method over the expected useful lives of the assets, ranging from three to fifty years. The costs of maintenance and repairs are expensed as they are incurred, and renewals and betterments are capitalized.

      Loan Fees - The Company defers all loan fees, net of certain costs, and accretes them into income over the contractual life of the loan using the interest method.

      Allowance for Loan Losses - The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

      The Company has adopted Statement of Financial Accounting Standards ("SFAS") Nos. 114 and 118, Accounting by Creditors for Impairment of a Loan and Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, respectively. SFAS No. 114 requires that certain impaired loans be measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate, or the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent.

      Federal Home Loan Bank Advances - Periodically, the Company borrows from the Federal Home Loan Bank of Pittsburgh. These borrowings are collateralized by Federal Home Loan Bank stock and qualified investments and mortgage loans.

      Income Taxes - Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash and interest-bearing accounts.

      Interest Rate Risk - The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate and, to a lesser extent, consumer loans.

      At December 31, 1997, the Company had interest-earning assets of approximately $110,931,000 having a weighted average effective yield of 7.44% which have a weighted average term to maturity greater than the interest-bearing liabilities of approximately $94,283,000 having a weighted average effective interest rate of 5.76%. At December 31, 1996, the Company had interest-earning assets of approximately $108,885,000 having a weighted average effective yield of 7.47% which have a weighted average term to maturity greater than the interest-bearing liabilities of approximately $104,309,000 having a weighted average effective interest rate of 5.69%. The shorter duration of the interest-sensitive liabilities indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will reprice faster than assets, thereby reducing the market value of long-term assets and net interest income. For this reason, management regularly monitors the maturity structure of the Company's assets and liabilities in order to measure this risk and enact measures to manage volatility of future interest rate movements.

      Mortgage Loans Held for Sale - The Company originates mortgage loans for sale in the secondary market to provide additional funds for lending. These loans are carried at the lower of cost or market value, determined on a net aggregate basis.

      Real Estate Owned - Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations of foreclosed real estate and changes in the valuation allowance are included in loss on foreclosed real estate.

      Mortgage Servicing Rights - The Company adopted SFAS No. 122, Accounting for Mortgage Servicing Rights during 1995. The statement requires the Company, which services mortgage loans for others in return for servicing fees, to recognize these servicing rights as assets, regardless if such assets were acquired or originated. In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The statement, which is effective for transactions occurring after December 31, 1996, requires an entity to recognize, prospectively, the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. It requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amounts between the asset sold, if any, and retained interest, if any, based on their relative fair values at the date of transfer. It also provides implementation guidance for servicing of financial assets, securitizations, loan syndications and participations and transfers of receivables with recourse. The statement supersedes SFAS No. 122, Accounting for Mortgage Servicing Rights. In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125. SFAS No. 127 defers for one year the effective date of SFAS No. 125 as it relates to transactions involving secured borrowings and collateral, and transfers and servicing of financial assets. This statement also provides additional guidance on these types of transactions. Additionally, the Company is required to assess the fair value of these assets at each reporting date to determine any potential impairment.

      Earnings Per Share - The Company's conversion was completed on December 31, 1997 and, therefore, earnings per share amounts are not applicable.

      Accounting Principles Issued and Not Adopted -In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires an entity to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders' equity. Also in June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires an entity to disclose financial information in a manner consistent to internally used information and requires more detailed disclosures of operating and reporting segments than are currently in practice. In February 1998, the FASB issued SFAS No. 132, Employer's Disclosure About Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The statements are applicable for years beginning after December 15, 1997. The adoption of these statements, which concern disclosure standards only, is not required until 1998. The adoption will not have any impact on the Company's consolidated financial condition or results of operations.

      Reclassifications - Certain items in the 1995 and 1996 financial statements have been reclassified to conform with the presentation in the 1997 financial statements.

3.    INVESTMENT SECURITIES

      Investment securities are summarized as follows:

                                                     December 31, 1997
                                       --------------------------------------------
                                                     Gross     Gross
                                       Amortized  Unrealized Unrealized Approximate
                                          Cost       Gain      Loss     Fair Value
                                       ----------   ------   --------   -----------
Available for sale:
  Debt securities:
 Obligations of U.S. Government
   agencies--Due in one year or less   $2,499,753   $1,967   $(1,860)   $2,499,860
                                       ----------   ------   --------   ----------
Total ..............................   $2,499,753   $1,967   $(1,860)   $2,499,860
                                       ----------   ------   --------   ----------
                                       ----------   ------   --------   ----------

                                                     December 31, 1996
                                       --------------------------------------------
                                                     Gross    Gross
                                       Amortized  Unrealized Unrealized Approximate
                                          Cost       Gain      Loss     Fair Value
                                       ----------   ------   --------   -----------
Available for sale:
  Debt securities:
 Obligations of U.S. Government
   agencies:
   Due in one year or less .........   $2,499,285   $4,520   $(10,870)  $2,492,935
   Due after one year through
     five years ....................    3,995,575    2,899    (15,609)   3,982,865
                                       ----------   ------   --------   ----------
Total ..............................   $6,494,860   $7,419   $(26,479)  $6,475,800
                                       ----------   ------   --------   ----------
                                       ----------   ------   --------   ----------



      Included in investment securities at December 31, 1996 are step-up and floating rate bonds with various U.S. Government agencies. At December 31, 1996, the par value of these bonds was $1,500,000. At December 31, 1997, no such amounts were outstanding.

      On November 29, 1996, the Company sold investment securities with a book value of $2,998,205 from the held to maturity portfolio resulting in a net loss of $1,798. Included in these securities were investments with a book value of $998,205 that had a maturity of April 17, 1997, which exceeded the three-month example as discussed in SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The securities were sold in order to achieve "well capitalized" regulatory capital levels as defined by the Office of Thrift Supervision. As a result of the sale, the Company transferred all securities previously classified as held to maturity to available for sale and has subsequently classified all securities purchased as available for sale.

4.    MORTGAGE-BACKED SECURITIES

      Mortgage-backed securities are summarized as follows:

                                                           December 31, 1997
                                           -----------------------------------------------------
                                                           Gross         Gross       Approximate
                                           Amortized     Unrealized    Unrealized       Fair
                                              Cost          Gain          Loss          Value
                                           ----------    ----------    ----------     ----------
Available for sale:
  FHLMC pass-through certificates ...      $  168,757      $1,687                      $  170,444
  Collateralized mortgage obligations       1,734,250         640      $  (4,348)       1,730,542
                                           ----------      ------      ---------       ----------
Total ...............................      $1,903,007      $2,327      $  (4,348)      $1,900,986
                                           ----------      ------      ---------       ----------
                                           ----------      ------      ---------       ----------

                                                     December 31, 1996
                                          ---------------------------------------
                                                           Gross      Approximate
                                           Amortized     Unrealized      Fair
                                             Cost           Gain         Value
                                           ----------    ----------   -----------
Available for sale:
  FHLMC pass-through certificates ...         $200,666      $2,481      $203,147
                                              --------      ------     ---------
                                              --------      ------     ---------



      In connection with the sale discussed in Note 3, the Company sold mortgage-backed securities with a book value of $335,918 from the held to maturity portfolio resulting in a net gain of $8,723. Included in these securities was a mortgage-backed security with a book value of $173,227 that had a maturity of March 1, 1997 which exceeded the three-month example. As a result of the sale, the Company transferred all mortgage-backed securities previously classified as held to maturity to available for sale and has subsequently classified all securities purchased as available for sale.

5.    LOANS RECEIVABLE

      Loans receivable consist of the following:

                                                     December 31,
                                            -------------------------------
                                                1997               1996
                                            ------------       ------------
First mortgage loans (primarily one-
  to four-family residential) ........      $ 79,244,982       $ 87,918,256
Loans on savings accounts ............           749,969            528,198
Home equity loans - fixed rate .......         7,413,485          8,082,865
Equity lines or credit - variable rate         2,946,938          2,823,273
                                            ------------       ------------
           Total .....................        90,355,374         99,352,592

Less:
  Allowance for loan losses ..........          (462,815)          (247,000)
  Deferred loan fees .................          (959,350)        (1,063,474)
                                            ------------       ------------
           Total .....................      $ 88,933,209       $ 98,042,118
                                            ------------       ------------
                                            ------------       ------------


      The Company is servicing loans for the benefit of others totaling approximately $56,730,000, and $54,321,000 at December 31, 1997 and 1996,
      respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers' escrow balances of $353,742 and $301,325 at December 31, 1997 and 1996,
      respectively.

      At December 31, 1997 and 1996, the Company had outstanding loan origination commitments of $793,800 and $2,270,200, respectively, for fixed and adjustable rate loans, with rates ranging from 7.125% to 11.75% and 6.75% to 8.50%, respectively. These commitments are expected to be funded within one year. Commitments are issued in accordance with the same loan policies and underwriting standards as settled loans. Additionally, in November 1994, the Company entered into an agreement with a community investment company to purchase $250,000 of loans for low and moderate income housing over the next three years. At December 31, 1997 and 1996, the Company had purchased $122,000 and $64,000 of these loans, respectively.

      Certain directors and officers of the Company have loans with the Company. Such loans were made in the ordinary course of business at the Company's normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. The following is a summary of loans to these officers and directors:

                                                  December 31,
                                           -------------------------
                                             1997             1996
                                           ---------       ---------
           Balance, beginning of year      $ 367,780       $ 394,195
           Additions ................        195,090          34,000
           Repayments ...............        (51,414)        (60,415)
                                           ---------       ---------
           Balance, end of year .....      $ 511,456       $ 367,780
                                           ---------       ---------
                                           ---------       ---------



      The following is a summary of changes in the allowance for loan losses:

                                                Year Ended December 31,
                                        ------------------------------------
                                          1997          1996         1995
                                        --------      --------      --------
   Balance, beginning of year ....      $247,000      $200,000      $195,000
   Provision charged to operations       215,815        47,000         5,000
                                        --------      --------      --------
   Balance, end of year ..........      $462,815      $247,000      $200,000
                                        --------      --------      --------
                                        --------      --------      --------


      Loans delinquent more than 90 days are placed on nonaccrual status. Interest reserved from these loans amounted to $18,459, $3,123 and $4,351 at December 31, 1997, 1996 and 1995, respectively.

      The provision for loan losses charged to expense is based upon past loan and loss experiences and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under SFAS No.
      114. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not require application of SFAS No. 114. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 1997 and 1996, 100% of the impaired loan balance was measured for impairment based on the fair value of the loan's collateral. Impairment losses are included in the provision for loan losses. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. At December 31, 1997 and 1996, the Company's impaired loans consisted of smaller balance residential mortgage loans.

      Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.

6.    OFFICE PROPERTY AND EQUIPMENT

      Office property and equipment is summarized by major classification as follows:

                                                 December 31,
                                        -----------------------------
                                           1997              1996
                                        -----------       -----------
          Land and buildings .....      $ 2,278,764       $ 2,278,764
          Furniture and equipment         1,017,822           955,720
                                        -----------       -----------
              Total ..............        3,296,586         3,234,484
          Accumulated depreciation       (1,340,182)       (1,213,527)
                                        -----------       -----------
          Net ....................      $ 1,956,404       $ 2,020,957
                                        -----------       -----------
                                        -----------       -----------

      Depreciation expense totaled $126,656, $121,751, and $164,780 for the years ended December 31, 1997, 1996 and 1995, respectively.

7.    MORTGAGE SERVICING RIGHTS

      The Company adopted SFAS No. 122 effective January 1, 1995. The effect of adopting this new statement was an increase of approximately $300,000 to gain on sale of loans on the 1995 statement of operations, and to mortgage servicing rights on the 1995 statement of financial condition. For potential impairment evaluation purposes, the market value of the servicing portfolio was determined through independent valuation of the aggregate portfolio.

      The Company's servicing portfolio for which mortgage servicing rights have been capitalized at December 31, 1997 consists of fixed rate, predominately conforming mortgage loans, as follows:

            Whole Loans Sold - $30,612,052 - interest rates range from 6.50% to 8.875%; original terms range from 180 to 360 months with a weighted average coupon of 7.488%, weighted average remaining maturity of 317 months, and an average servicing fee of 0.25%.

            Participations Sold - $5,076,062 - interest rates range from 6.75% to 8.00%; original terms range from 120 months to 240 months with a weighted average coupon of 7.316%, weighted average pass-through rate of 7.10%, and a weighted average remaining term of 157 months.

      Evaluation of potential impairment of the carrying value of mortgage servicing rights is determined based upon market valuation of loans within specified interest rate ranges. At December 31, 1997, 1996 and 1995, the fair value of mortgage servicing rights approximates its carrying value. Mortgage servicing rights are amortized in proportion to projected net servicing revenue.

8.    DEPOSITS

      Deposits by stated type are summarized as follows:

                                                                                       December 31,
                                                               -------------------------------------------------------------
                                                                            1997                            1996
                                                               ----------------------------     ----------------------------
                                                                  Amount            Percent        Amount           Percent
                                                               -------------        -------     -------------       -------
Demand deposit accounts:
  1997 - 2.05%...................................                 $1,063,720           1.4%
  1996 - 2.05%...................................                                                   $881,302           1.1%
Passbook accounts:
  1997 - 4.14%...................................                  2,494,272           3.2
  1996 - 4.14%...................................                                                  2,536,443           3.2
Money market deposit accounts:
  1997 - 3.40%...................................                  8,532,239          11.1
  1996 - 3.35%...................................                                                  8,246,455          10.5
91-day to five-year certificates
  of deposits
  1997 - 4.94% - 7.04%...........................                 64,792,970          84.3
  1996 - 4.82 - 8.33%............................                                                 66,744,593          85.2
                                                               -------------         -----      -------------        -----
Total                                                          $  76,883,201         100.0%     $  78,408,793        100.0%
                                                               -------------         -----      -------------        -----
                                                               -------------         -----      -------------        -----




      The weighted average cost of funds was 5.65% and 5.62% at December 31, 1997 and 1996, respectively.

      A summary of certificates by maturity is as follows:

                                                        December 31,
                                              ----------------------------------
                                                 1997                    1996
                                              -----------            -----------
Less than 1 year .................            $44,979,769            $41,736,900
1 to 3 years .....................             16,173,988             16,073,655
3 years or more ..................              3,639,213              8,934,038
                                              -----------            -----------
Total ............................            $64,792,970            $66,744,593
                                              -----------            -----------
                                              -----------            -----------









      A summary of interest expense on savings accounts is as follows:

                                                Year Ended December 31,
                                      ------------------------------------------
                                         1997            1996            1995
                                      ----------      ----------      ----------
Passbooks ......................      $  136,140      $  109,303      $  132,819
Demand deposit accounts ........          19,088          14,634          11,262
Money market deposit accounts ..         292,641         281,797         329,419
Certificates ...................       3,968,578       4,092,023       3,877,508
                                      ----------      ----------      ----------
Total ..........................      $4,416,447      $4,497,657      $4,351,008
                                      ----------      ----------      ----------
                                      ----------      ----------      ----------

      At December 31, 1997, the Company had $13,133,000 of deposits in denominations of $100,000 or more. Generally, deposits in excess of $100,000 are not federally insured. The Company does not accept brokered deposits.

9.    ADVANCES FROM FEDERAL HOME LOAN BANK

      Advances from the Federal Home Loan Bank consist of the following:

                                                                 December 31,
                                            -------------------------------------------------------
                                                       1997                         1996
                                            -------------------------      ------------------------
                                                             Weignted                      Weighted
                                                             Interest                      Interest
Maturing Period                                Amount          Rate           Amount         Rate
                                            -----------     ---------      ------------   ----------
Line of credit....................                                          $   400,000       7.23%
12 months or less.................          $ 6,600,000        6.27%         13,600,000       6.05
13 to 24 months...................            6,000,000        6.51           5,100,000       6.42
25 to 36 months...................            1,300,000        6.72           4,000,000       6.55
37 to 48 months...................            3,400,000        6.96             300,000       7.11
49 to 60 months...................              100,000        7.35           2,400,000       7.09
Thereafter........................                                              100,000       7.35
                                            -----------                     -----------
Total                                       $17,400,000                     $25,900,000
                                            -----------                     -----------
                                            -----------                     -----------



      The weighted average interest rate for these advances at December 31, 1997, and 1996 was 6.53% and 6.33%, respectively.

      As of December 31, 1997 and 1996, the Company had an unused line of credit of $8,592,000 and $7,363,000, respectively, with the Federal Home Loan Bank of Pittsburgh.

10.   REGULATORY CAPITAL REQUIREMENTS

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

      The most recent notification to the Office of Thrift Supervision (OTS) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions category.

      The Company's and the Bank's actual capital amounts (in thousands) and ratios are presented in the table below:

                                                                   To be Considered
                                                                   Well Capitalized
                                                 Required for        Under Prompt
                                 Actual        Capital Adequacy       Provisions
                           -----------------   ----------------   ------------------
                           Amount      Ratio    Amount    Ratio    Amount    Ratio
At December 31, 1997:
  Tangible
    Consolidated ....      $16,062      14.18%  $1,699     1.50%     N/A       N/A
    Bank ............       13,085      11.77    1,667     1.50      N/A       N/A
  Core (Leverage)
    Consolidated ....       16,062      14.18    3,399     3.00      5,665     5.00
    Bank ............       13,085      11.77    3,335     3.00      5,558     5.00
  Tier 1 risk-based
    Consolidated ....       16,062      26.58      N/A     N/A       3,626     6.00
    Bank ............       13,085      21.81      N/A     N/A       3,600     6.00
  Total risk-based
    Consolidated ....       16,444      27.21    4,835     8.00      6,044    10.00
    Bank ............       13,467      22.44    4,800     8.00      6,000    10.00

At December 31, 1996:
  Tangible ..........      $ 5,926       5.26%  $1,690     1.5%       N/A      N/A
  Core (Leverage) ...        5,926       5.26    3,380     3.0      $5,633     5.0%
  Tier 1 risk-based .        5,926       9.63      N/A     N/A       3,693     6.0
  Total risk-based ..        6,173      10.03    4,924     8.0       6,155    10.0



      Retained earnings for financial statement purposes differs from actual (leverage) capital amounts by $37,000, and $42,000 at December 31, 1997 and 1996, respectively. This difference represents the unallowed portion of mortgage servicing rights. Retained earnings for financial statement purposes differs from total risk-based capital amounts by the unallowed portion of mortgage servicing rights and the exclusion of the allowance for loan losses from the calculation.

      On May 21, 1997, the Bank entered into a supervisory agreement with the OTS which requires the Bank to develop, adopt and in some cases modify, certain policies and procedures relating to interest rate risk management, improvement of operating performance and capital adequacy.

      It is management's opinion, based on the Bank's compliance with all regulatory capital requirements and compliance with various agreements and directives, that no further regulatory action will be taken and that no adjustments to the financial statements will be required.

      At the date of the Conversion, the Bank established a liquidation account in an amount equal to its retained earnings. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits as of each anniversary date. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation of the Bank, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

11.   INCOME TAXES

      In August 1996, the Small Business Job Protection Act (the "Act") was signed into law. The Act repealed the percentage of taxable income method of accounting for bad debts for thrift institutions effective for years beginning after December 31, 1995. The Act required the Company, as of January 1, 1996 to change its method of computing reserves for bad debts to the experience method. The bad debt deduction allowable under this method is available to small banks with assets less than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to the increase in the balance of the Company's reserve for bad debts at the end of the year to an amount equal to the percentage of total loans at the end of the year, computed using the ratio of the previous six years' net charge-offs divided by the sum of the previous six years' total outstanding loans at year end.

      A thrift institution required to change its method of computing reserves for bad debts treats such change as a change in a method of accounting determined solely with respect to the "applicable excess reserves" of the institution. The amount of the applicable excess reserves is taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after December 31, 1995. For financial reporting purposes, the Company will not incur any additional tax expense due to previously provided deferred taxes. At December 31, 1997 under SFAS No. 109, deferred taxes were provided on the difference between the book reserve at December 31, 1997 and the applicable excess reserve in the amount equal to the Company's increase in the tax reserve from December 31, 1987 to December 31, 1997. Retained earnings at December 31, 1997 and 1996 includes approximately $1,300,000 representing bad debt deductions for which no deferred income taxes have been provided.

Income tax expense (benefit) consists of the following components:


                                                                      Year Ended December 31,
                              ------------------------------------------------------------------------------------------------------
                                              1997                              1996                               1995
                              ---------------------------------- ----------------------------------  -------------------------------
                                 Federal      State      Total     Federal      State       Total      Federal     State     Total

Current tax provision.......  $  (8,400)  $  (1,900)  $  10,300) $ (96,200)  $ (22,800)  $(119,000)  $ 172,670  $  42,000  $ 214,670

Deferred tax provision......                                        50,000                  50,000      50,000                50,000
                              ---------   ---------   ---------  ---------   ---------   ---------   ---------  ---------  ---------

Total.......................  $  (8,400)  $  (1,900)  $  10,300) $ (46,200)  $ (22,800)  $ (69,000)  $ 222,670  $  42,000  $ 264,670
                              ---------   ---------   ---------  ---------   ---------   ---------   ---------  ---------  ---------
                              ---------   ---------   ---------  ---------   ---------   ---------   ---------  ---------  ---------



      The Company's provision (benefit) for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:


                                                                                       December 31,
                                                    -------------------------------------------------------------------------------
                                                            1997                          1996                       1995
                                                    -----------------------        ----------------------     ---------------------
                                                    Amount       Percentage        Amount      Percentage     Amount     Percentage

Tax at federal tax rate........................ $  (8,593)         (35.0)%      $ (57,239)      (35.0)%     $ 239,607      35.0 %
Increase (decrease) resulting from:
  Benefit of surtax exemption..................       246            1.0            1,635         1.0          (6,845)     (1.0)
  State income taxes, net of federal
    income tax benefit.........................    (1,254)          (5.1)         (15,048)       (9.2)         27,720       4.1
  Other........................................      (699)          (2.8)           1,652         1.0           4,188       0.6
                                                ---------          -----        ---------        ----       ---------      ----

Total.......................................... $ (10,300)         (41.9)%      $ (69,000)       42.2 %     $ 264,670      38.7 %
                                                ---------          -----        ---------        ----       ---------      ----

      Items that give rise to significant portions of the deferred tax accounts at December 31, 1997 and 1996 are as follows:

                                                             December 31,
                                                     ---------------------------
                                                      1997               1996

Deferred tax assets:
  Deferred loan fees................................  $ 233,526       $ 260,120
  Reserve for bad debts.............................     63,840
  Other.............................................     14,730          73,455
                                                       --------        --------


           Total deferred tax assets................    312,096         333,575
                                                       --------        --------


Deferred tax liabilities:

  Reserve for bad debts.............................                    (28,240)
  Property..........................................     (8,404)         (3,417)
  Mortgage servicing rights.........................   (126,263)       (124,412)
                                                       --------        --------


           Total deferred tax liabilities...........   (134,677)       (156,069)
                                                       --------        --------


Net deferred tax assets.............................  $ 177,429       $ 177,506
                                                      ---------       ---------
                                                      ---------       ---------








12.                        EMPLOYEE BENEFITS

      Pension Plan

      The Company has a noncontributory defined benefit pension plan which covers all eligible employees.

      Net pension expense included the following components:


                                                                December 31,
                                                  -------------------------------------
                                                     1997          1996          1995

Service cost - benefits earned during the year..  $  62,681     $  69,168     $  65,980
Interest cost on projected benefit obligation...     60,266        59,198        55,891
Actual return on assets.........................    (55,469)      (29,910)     (116,479)
Net amortization of transition costs............    (14,376)      (47,717)       49,776
                                                  ---------     ---------     ---------

Net pension expense.............................  $  53,102     $  50,739     $  55,168
                                                  ---------     ---------     ---------


      The following table sets forth the aggregate funded status of the pension plan for the years ended:


                                                              December 31,
                                                       -------------------------
                                                            1997         1996

Actuarial present value of benefit obligation:

  Vested..............................................  $ 653,317     $ 545,453
  Nonvested...........................................     15,998        22,727
                                                        ---------     ---------

Total accumulated benefit obligation..................  $ 669,315     $ 568,180
                                                        ---------     ---------
                                                        ---------     ---------

Plan assets at fair value.............................    970,808       950,845
Projected benefit obligation..........................   (966,140)      928,292
                                                        ---------     ---------

Projected benefit obligation less than plan assets....      4,668        22,553
Unrecognized:
  Net gain from past experience.......................   (132,423)      (95,462)
  Net transition asset................................    (20,923)      (22,667)
                                                        ---------     ---------

Accrued pension liability.............................  $(148,678)    $ (95,576)
                                                        ---------     ---------
                                                        ---------     ---------



      The projected benefit obligation was determined using a weighted average assumed discount rate of 7% and a rate of compensation increase of 4.25%. The expected weighted average long-term rate of return of plan assets is 7%. Assumed average remaining service lives of employees is approximately 22 years.

      The type of assets held by the plan are general trust investments including cash equivalents, fixed income assets, group annuities and stock mutual funds.

      The Company terminated the pension plan on December 17, 1997, ceasing benefit accruals as of January 15, 1998. The Company plans to distribute excess funds pro rata to the participants.

      Deferred compensation agreements are in effect with certain members of the Board of Directors. Payment of Director fees is being deferred until retirement. For the years ended December 31, 1997, 1996 and 1995, $11,718, $11,590 and $15,348, respectively, of fees were deferred under these agreements.

      401(k) Plan

      The Company instituted a 401(k) plan beginning in 1997. The plan covers all full-time employees of the Company and provides for pre-tax contributions by the employees with matching contributions of 25% of the first 2% of each employee's contribution. The Company incurred $4,611 in 401(k) expense for the year-ended December 31, 1997.

      Common Stock Acquired by the Employee Stock Ownership Plan

      In connection with the Conversion, the Company established an ESOP for the benefit of eligible employees. The Company purchased 92,560 shares of common stock on behalf of the ESOP in the Conversion. At December 31, 1997, 9,256 shares of the total ESOP were committed to be released with none allocated to participants. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6 "Employers Accounting for Employee Stock Ownership Plans," which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid in capital. Management expects the recorded amount of expense to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. The Company recorded compensation and employee benefit expense related to the ESOP of $92,560 for the year ended December 31, 1997.

13.   CONCENTRATION OF CREDIT RISK

      Most of the Company's lending activity is with customers located within the state of Delaware. Generally, the loans are secured by real estate consisting of single-family residential properties. The ultimate repayment of these loans is dependent to a certain degree on the local economy.

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures About Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.


                                                             December 31,
                                             ---------------------------------------------
                                                     1997                   1996
                                             ---------------------  ----------------------
                                             Carrying   Estimated   Carrying   Estimated
                                              Amount    Fair Value   Amount    Fair Value
                                                (in thousands)         (in thousands)

Assets:
  Cash and cash equivalents.................  $15,200    $15,200    $ 2,643    $ 2,643
  Investment securities available for sale..    2,500      2,500      6,476      6,476
  Mortgage-backed securities available
    for sale................................    1,901      1,901        203        203
  Loans, net................................   88,933     89,949     98,042     99,570

Liabilities:

  Demand deposits and passbook accounts.....    3,558      3,558      3,418      3,418
  Money market accounts.....................    8,532      8,532      8,246      8,246
  Savings certificates......................   64,793     65,187     66,745     67,391
  Advances from Federal Home Loan Bank......   17,400     17,523     25,900     26,024


      Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

      Investments and Mortgage-backed Securities - The fair value of investment securities and mortgage-backed securities (including collateralized mortgage obligations) is based on quoted market prices or dealer quotes.

      Loans Receivable - The fair value of loans is estimated based on present value using approximate current entry-value interest rates applicable to each category of such financial instruments.

      Loans Held for Sale - The fair value of loans held for sale is based upon commitment prices from the Federal Home Loan Mortgage Corporation.

      Demand Deposits, Passbook Accounts, Money Market Accounts, and Savings Certificates - The fair value of demand deposits, passbook accounts and money market accounts is the amount reported in the financial statements. The fair value of savings certificates is based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

      Advances from Federal Home Loan Bank - The fair value of advances is based on a present value estimate using rates currently offered for Federal Home Loan Bank borrowings of similar remaining maturity.

      Commitments to Extend Credit - The majority of the Company's commitments to extend credit carry current market interest rates if converted to loans. Because commitments to extend credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are insignificant.

      The fair value estimates presented herein are based on pertinent information available to management as of the date indicated. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the dates indicated and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

15.   SAVINGS ASSOCIATION INSURANCE FUND

      On September 30, 1996, an omnibus appropriations bill for fiscal year 1996, which included recapitalization of the Savings Association Insurance Fund (SAIF) became law. Accordingly, all SAIF insured depository institutions were charged a one-time special assessment based on their SAIF-assessable deposits as of March 31, 1995 at the rate of 65.7 basis points. Accordingly, the Company incurred a pre-tax expense of $491,992 during the third quarter of 1996.

16. PARENT COMPANY FINANCIAL INFORMATION

Financial statements of Delaware First Financial Corporation are as follows:

                        Statement of Financial Condition
                               December 31, 1997
                                    ($000's)



Assets:

Interest-bearing deposits.................................. $  2,145
Investment in subsidiary bank..............................   13,954
Other assets...............................................        1
                                                            --------

Total assets............................................... $ 16,100
                                                            --------
                                                            --------

Liabilities and Stockholders' Equity:

Other liabilities.......................................... $      2
Stockholders' equity:
  Preferred stock
  Common stock.............................................       12
  Additional paid in capital...............................   10,966
  Common stock acquired by the ESOP........................     (833)
  Unrealized loss on available for sale securities.........       (1)
  Retained earnings........................................    5,954
                                                            --------

Total stockholders' equity.................................   16,098
                                                            --------

Total liabilities and stockholders' equity................. $ 16,100
                                                            --------
                                                            --------




                             Statement of Operations
   Period September 23, 1997 (date of incorporation) through December 31, 1997
                                    ($000's)

Operating expenses........................................      $  1
                                                            --------
Net loss..................................................      $ (1)
                                                            --------
                                                            --------

                            Statement of Cash Flows
  Period September 23, 1997 (date of incorporation) through December 31, 1997
                                    ($000's)



OPERATING ACTIVITIES:

  Net loss

  Adjustments to reconcile net loss to net cash.............. $     (1)
    (used in) provided by operating activities:
    Increase in other assets.................................       (1)
    Increase in other liabilities............................        2
    Amortization of common stock acquired by ESOP............       93
                                                              --------

           Net cash provided by operating activities......... $     93
                                                              --------
                                                              --------

INVESTING ACTIVITIES:

  Purchase of common stock of subsidiary..................... $ (8,000)
                                                              --------

           Net cash used in investing activities............. $ (8,000)
                                                              --------
                                                              --------

FINANCING ACTIVITIES:

  Net proceeds from issuance of common stock................. $ 10,978
  Common stock acquired by stock benefit plans...............     (926)
                                                              --------

           Net cash provided by financing activities......... $ 10,052
                                                              --------
                                                              --------

NET INCREASE IN CASH......................................... $  2,145

CASH, BEGINNING OF PERIOD....................................     --
                                                              --------
CASH, END OF PERIOD.......................................... $  2,145
                                                              --------
                                                              --------









                                     ******
                                       79

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                  Not Applicable.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

MANAGEMENT OF THE COMPANY

                  The Board of Directors of the Company ("Board") consists of the same individuals who serve as directors of the Company's subsidiary, Delaware First Bank. The Company's Certificate of Incorporation and Bylaws require that directors be divided into three classes, as nearly equal in number as possible. Each class of directors serves for a three-year period, with approximately one-third of the directors elected each year. Officers will be elected annually by the Board and serve at the Board's discretion.

MANAGEMENT OF DELAWARE FIRST BANK

         DIRECTORS AND EXECUTIVE OFFICERS. The Savings Bank's Board of Directors ("Savings Bank Board") is composed of eight members each of whom serves for a term of three years. The Savings Bank's Federal Stock Charter and Bylaws require that directors be divided into three classes, as nearly equal in number as possible. Each class of directors serves for a three-year period, with approximately one-third of the directors elected each year. Executive officers are elected annually by the Savings Bank Board and serve at the Savings Bank Board's discretion.

         The following table sets forth information with respect to the Savings Bank's directors and executive officers.



                                Age at                                               Current
                               March 31,                               Director       Term
               Name              1998         Position                   Since       Expires
               ----              ----         --------                   -----       -------

Dr. William R. Baldt              62         Director                     1988       1998
J. Bayard Cloud                   85         Chairman                     1945       1999
Thomas B. Cloud                   49         Director                     1972       2000
Ronald P. Crouch                  49         President, Chief Executive   1983       1998
                                             Officer and Director
Larry D. Gehrke                   52         Director                     1988       2000
Alan B. Levin                     43         Director                     1993       1999
Ernest J. Peoples                 65         Vice Chairman                1964       1998
Dr. Robert L. Schweitzer          48         Director                     1997       2000



OTHER EXECUTIVE OFFICERS



                          Age at
                         March 31,
      Name                 1998                  Position

Jerome P. Arrison            46     Executive Vice President, Chief Operating
                                    Officer and Treasurer

Genevieve B. Marino          32     Vice President, Retail Banking Services

Lori N. Richards             35     Vice President, Finance and Administration


         The principal occupation and business experience of each of the directors is set forth below. Unless otherwise noted, the information applies for the past five years. There are no arrangements or understandings between the Savings Bank and any person pursuant to which such person has been elected as a director.

         DR. WILLIAM R. BALDT is currently President Emeritus of Goldey-Beacom College in Wilmington, Delaware. Until August 30, 1996, he was the President of the college.

         J. BAYARD CLOUD has been Chairman of the Board since January 1, 1983. He previously served as President of the Savings Bank from 1961 to 1982. He is the father of Thomas B. Cloud.

         THOMAS B. CLOUD, since December 1, 1995, has been President and Chief Executive Officer of United Electric Supply Company, Inc. where he has been employed since 1973 in various capacities including Controller, Vice President of Finance and Chief Financial Officer and Executive Vice President. The firm employs over 190 individuals and distributes electric products to industrial, institutional and electrical construction customers in a five state area. Mr. Cloud is the son of J. Bayard Cloud.

         RONALD P. CROUCH currently serves as President and Chief Executive Officer of the Savings Bank, a position he has held since 1983. Mr. Crouch is a Certified Public Accountant and served as a director of the Federal Home Loan Bank of Pittsburgh from 1989 to 1996. He is a trustee of Goldey-Beacom College.

         LARRY D. GEHRKE is a director and Vice President of Bellevue Holding Company of Wilmington, Delaware, a real estate development concern. He has been employed there since 1972. He holds real estate brokerage licenses from the State of Delaware and the Commonwealth of Pennsylvania.

         ALAN B. LEVIN is Chairman, President and Chief Executive Officer of Happy Harry's, Inc., a privately held pharmacy chain in Delaware with approximately 1,100 employees. He is a member of the Delaware Bar and a former chairman of the Delaware Workforce Development Council and Delaware Private Industry Council. He was formerly a member of the State Attorney General's Office in Delaware.

         ERNEST J. PEOPLES is the Vice Chairman of the board. He was a Vice President of the Savings Bank. He is retired and was formerly an owner of a building and construction firm.

         DR. ROBERT W. SCHWEITZER is Professor of Finance at the University of Delaware, located in Newark, Delaware. He also serves as a faculty member of the Stonier School of Banking and the National School of Banking at Fairfield University.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following executive officers do not serve on the Savings Bank Board. There are no arrangements or understandings between the Savings Bank and any person pursuant to which such person serves as an executive officer. Except as otherwise noted, they have been employed by the Savings Bank for the last five years.

         JEROME P. ARRISON has been employed by the Savings Bank since August 1989. He is currently the Chief Operating Officer, Executive Vice President and Treasurer.

         GENEVIEVE B. MARINO joined the Savings Bank in November 1995 as the Director of Marketing and Communications. She assumed her current position, Vice President of Retail Banking Services, in July 1997. From November 1993 to November 1995 she was the Advertising and Communications Manager of Wilmington Savings Fund Society, FSB. Prior to that, she served in other capacities in the Wilmington Savings Fund Society marketing department.

         LORI N. RICHARDS assumed her current position as Vice President of Finance and Administration in July 1997. From June 1996 to July 1997 she was the Controller of the Savings Bank. From September 1994 to June 1996 she was an accounting supervisor at Lanxide Corporation located in Newark, Delaware. From May 1991 to September 1994 she served as a senior financial accountant at TA Instruments, Inc. in New Castle, Delaware. She is a Certified Public Accountant.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Exchange Act requires the officers and directors, and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all Section 16(a) forms they file. The Company knows of no person who owns 10% or more of the Company's Common Stock.

         Based solely on review of the copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that during, and with respect to, 1997, the Company's officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Exchange Act.

BOARD MEETINGS AND COMMITTEES

         The Board of Directors conducts its business through meetings and activities of its committees. During the year ended December 31, 1997, the Board of Directors held 12 regular meetings. No director attended fewer than 75% of the total meetings of the Board of Directors and committees on which such director served during the year ended December 31, 1997, except for Mr. Levin who attended 52% of such meetings. The standing committees of the Board include the following:

         EXECUTIVE COMMITTEE. The Executive Committee meets as needed. It makes recommendations to the full Board and acts on policies adopted by the full Board in the absence of the meeting of the entire full Board. The committee did not meet during the year ended December 31, 1997. The committee is composed of Messrs. Peoples (Chairman), J. Bayard Cloud, Thomas Cloud and Crouch.

         APPRAISAL COMMITTEE. The Appraisal Committee consists of Messrs. Peoples (Chairman), J. Bayard Cloud and Gehrke. The members of the committee review the appraisals of the real estate collateral for certain loans. The Appraisal Committee met four times in 1997.

         PERSONNEL COMMITTEE. The Personnel Committee reviews and prepares recommendations for annual salary adjustment and bonuses. The committee also administers the Savings Bank's various benefit plans. It consists of Messrs. Gehrke (Chairman), Levin and Dr. Schweitzer. The committee met four times during 1997.

         BUDGET COMMITTEE. The Budget Committee is responsible for determining the capital needs of the Savings Bank and making recommendations regarding how those needs may be satisfied. The Budget Committee met once during 1997. It consists of Dr. Baldt (Chairman) and Messrs. Gehrke and Crouch.

         AUDIT COMMITTEE. The Audit Committee meets with the Company's independent certified public accountants annually to review the results of the annual audit and other related matters. This committee consists of Dr. Baldt (Chairman) and Messrs. Peoples and Levin. It met twice during 1997.

         ASSET/LIABILITY COMMITTEE. The Asset/Liability Committee was established in 1997 and currently meets monthly. It consists of Messrs. Thomas Cloud (Chairman), Levin, Crouch and Dr. Schweitzer. It is principally responsible for management of the Company's interest rate risk.

Item 10. Executive Compensation

         Summary Compensation Table. The Company has not yet paid separate compensation to its directors and officers. The following table sets forth a summary of certain information concerning the compensation paid by the Savings Bank for services rendered in all capacities during the year ended December 31, 1997, 1996 and 1995 to the President and Chief Executive Officer and the Executive Vice President and Chief Operating Officer. No other executive officers of the Company or the Savings Bank had total annual compensation in excess of $100,000 during fiscal 1997.



                                             Annual Compensation                       Long-Term
                                                                                      Compensation
                                         -------------------------------------   --------------------
                                                                    Other         Restricted
          Name and                                                  Annual            Stock                    All Other
      Principal Position      Year       Salary       Bonus     Compensation(1)      Awards     Options    Compensation(2)
--------------------------    ----       --------    -------    --------------    -----------   -------    ---------------
  Ronald P. Crouch            1997       $120,000     $     0        $     0           $0          0            $11,341
  President and Chief         1996        116,595      11,132         12,873            0          0                  0
   Executive Officer          1995        110,682       5,853         11,349            0          0                  0
--------------------------    ----       --------     -------    --------------    -----------  -------    ---------------

  Jerome P. Arrison           1997       $101,000      $    0        $     0           $0          0             $11,341
  Executive Vice              1996         96,606       8,921         12,840            0          0                   0
  President and Chief         1995         88,581       4,695         10,199            0          0                   0
  Operating Officer
--------------------------    ----        --------     -------   --------------    -----------  -------    ---------------

---------------
(1) Amounts reflect the Savings Bank's contribution to its defined contributory pension plan on behalf of the employee during 1996. Annual compensation does not include amounts attributable to other miscellaneous benefits received by the executive officers. The costs to the Savings Bank of providing such other miscellaneous benefits during fiscal 1997 did not exceed the lesser of $50,000 or 10% of the total salary and bonus paid to or accrued for the benefit of such individual executive officer.

(2) Consists of amounts allocated during the year ended December 31, 1997 on behalf of each individual pursuant to the ESOP.

         Bonus Compensation. The Savings Bank has a bonus compensation plan pursuant to which officers can receive bonus compensation up to 20% of their salaries if certain performance goals are met at the discretion of the Board of Directors. During 1997, Mr. Crouch and Mr. Arrison did not receive bonuses.

         401(k) Plan. In 1997, the Savings Bank established a contributory savings plan for employees which meets the requirements of Section 401(k) of the Code. All employees who are at least 21 years old and who have completed at least one year of service may elect to contribute a percentage of their compensation to the plan each year subject to certain maximums imposed by federal law. The Savings Bank matches 25% of each employee's contribution, on the first 2% of that employee's contribution.

Participants are fully vested in the amounts they contribute to the 401(k). Participants are fully vested in amounts contributed to the plan on their behalf by the Savings Bank as employer matching contributions after seven years of service. Benefits under the 401(k) plan are payable in the event of a participant's retirement, death, disability, or termination of employment. Normal retirement age under the 401(k) plan is 65 years of age.

         Pension Plan. The Savings Bank terminated its noncontributory tax-qualified defined pension benefit plan effective December 17, 1997. The excess funds will be distributed pro rata to the participants.

         Employee Stock Ownership Plan. The Savings Bank has established an employee stock ownership plan (the "ESOP") to allow participating employees to share in its growth and profits. Participating employees are all employees who have completed one year of service with the Savings Bank and have attained the age of 21.

         The ESOP is funded by tax-deductible contributions made by the Savings Bank in cash or common stock. All contributions to the ESOP will be held in the trust which is part of the ESOP and will be invested primarily in Savings Bank stock.

         To receive an allocation, a participant must be credited with at least 1,000 hours of service during the year and be employed by the Savings Bank on the last day of the year, or have terminated employment during the year as a result of death, disability (as defined in the ESOP) or retirement at or after attaining age 65. A participant becomes vested in his account balance as follows: after 1 year of service - 20%, 2 years - 40%, 3 years - 60%, 4 years - 80%, 5 years or more - 100%. Full vesting is accelerated upon retirement at or after age 65, death, disability, or termination of the ESOP, provided such acceleration is not prohibited by applicable law.

         The Board of Directors has appointed the Personnel Committee to administer the ESOP and to serve as the ESOP Committee. Wilmington Trust Company has been engaged as the ESOP Trustee. The Personnel Committee is responsible for administering the ESOP and for instructing the ESOP Trustee regarding the investment of any ESOP funds which cannot be invested in Savings Bank stock.

Director Compensation

         Each of the non-employee directors is paid an annual retainer of $2,000. Additionally, each non-employee director receives $300 for each board meeting attended and $300 for each committee meeting attended. The maximum fee for meetings attended for any director is $300 per day so that if both a board and committee meeting are held on the same day the maximum payment for attendance is $300. Mr. Crouch receives no fees for his services on the board.

         J. Bayard Cloud, the Chairman of the Board, receives a special retainer of $28,800 per year and Ernest J. Peoples, the Vice Chairman, receives a special retainer of $27,000 per year. These retainers are paid based on their service as Chair and Vice Chair of the Board and for their review of appraisals. Additionally, a supplemental pension benefit is paid to J. Bayard Cloud. For 1997 the amount of that benefit was $15,468. Wilmington wage tax is also paid for all non-employee directors. This tax is currently 1.25% of gross earnings. Wilmington wage withholding for 1997 was $1,183. Total aggregate fees paid to the current directors for the year ended December 31, 1997 were $117,915.

Deferred Non-employee Director Compensation Program

         The Savings Bank has a deferred non-employee director compensation program, whereby directors may defer their fees. Currently, Dr. Baldt and Mr. Gehrke participate in this program. Pursuant to this program, directors defer their fees until their retirement or resignation from the Board of Directors. For the year ended December 31, 1997, $8,101 of fees were deferred pursuant to this program. Fees deferred pursuant to this program are subject to the general rights of the Bank's creditors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 31, 1998, certain information as to the common stock of the Company beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d)(3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock, (ii) the directors of the Company, (iii) those executive officers of the Company whose salary and bonus exceeded $100,000 in fiscal 1997, and (iv) all directors and executive officers of the Company and the Savings Bank as a group.


                                          Amount and Nature
      Name of Beneficial                   of Beneficial          Percent of
     Owner or Number of                    Ownership as of          Common
      Persons in Group                     March 31, 1998(1)         Stock
     -------------------                   ----------------       ----------
Delaware First Financial Corporation        83,304(2)               7.2%
  Employee Stock Ownership Plan
   and Trust
  400 Delaware Avenue
  Wilmington, Delaware 19801

Jeffrey L. Gendell, et al.                 114,500(5)               9.9
  200 Park Avenue
  Suite 3900
  New York, New York 10166

Directors:
                                                                   *

Dr. William R. Baldt                         1,000                 *
J. Bayard Cloud                              1,000                 *
Thomas B. Cloud                              6,154                 *
Ronald P. Crouch                             3,284(3)              *
Larry D. Gehrke                              5,000                 *
Alan B. Levin                                1,500                 *
Ernest J. Peoples                            1,000                 *

Executive Officer:

Jerome P. Arrison                            1,234(4)              *


All directors and executive officers of the
 Company and the Savings Bank as a group
 (11 persons)                               25,074               2.2


                                                  (Footnotes on following page)

-----------------
* Represents less than 1% of the outstanding Common Stock.

    (1) Based upon filings made pursuant to the Exchange Act and information furnished by the respective individuals. Under regulations promulgated pursuant to the Exchange Act, shares of the Company's common stock are deemed to be beneficially owned by a person if he or she directly or indirectly has or shares (i) voting power, which includes the power to vote or to direct the voting of the shares, or
           (ii) investment power, which includes the power to dispose or to direct the disposition of the shares. Unless otherwise indicated, the named beneficial owner has sole voting and dispositive power with respect to the shares.

   (2) The Delaware First Financial Corporation Employee Stock Ownership Plan Trust ("Trust") was established pursuant to the Delaware First Financial Corporation. Employee Stock Ownership Plan ("ESOP") by an agreement between the Company and Wilimington Trust Company who acts as trustee of the plan ("Trustee"). As of March 31, 1998, 9,256 shares held in the Trust have been allocated to the accounts of participating employees. The 83,304 unallocated shares held in the Trust as of March 31, 1998 will be voted by the Trustee in accordance with its fiduciary duty as Trustee. The amount of Common Stock beneficially owned by all directors and executive officers as a group does not include the shares held by the Trust.

   (3) Includes 1,134 shares of the Company's common stock allocated to Mr. Crouch under the ESOP which the Trustees will vote in accordance with Mr. Crouch's instructions.

   (4) Includes 1,134 shares of the Company's common stock allocated to Mr. Arrison under the ESOP which the Trustees will vote in accordance with Mr. Arrison's instructions.

   (5) Mr. Gendell is the managing member of Tontine Management, L.L.C., a limited liability company organized under the laws of the State of Delaware ("TM") and Tontine Overseas Associates, L.L.C., a limited liability company organized under the laws of the State of Delaware ("TOA"). TM is the general partner of Tontine Financial Partners, L.P., a Delaware limited partnership ("TFP"). TOA serves as the investment manager to TFP Overseas Funds, Ltd., a company organized under the laws of the Cayman Islands ("TFPO"). TFP and TFPO directly own 93,750 and 20,750 shares of the Company's common stock, respectively. The business address of Mr. Gendell and TM, TOA, TFP and TFPO is 200 Park Avenue, Suite 3900, New York, New York 10166.

Item 12. Certain Relationships and Related Transactions

           The Company offers loans to its directors and officers. These loans are currently made in the ordinary course of business with the same collateral, interest rates and underwriting criteria as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other favorable features. Under current law, the Company's loans to directors and executive officers are required to be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment or present other favorable features. Additionally, all loans to such persons must be approved in advanced by a disinterested majority of the Board of Directors. At December 31, 1997, the Company's loans to directors and executive officers totalled approximately $511,000, or 3.2% of the Company's retained earnings at that date.

Item 13. Exhibits, List and Reports on Form 8-K

(a) The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:


No.               Exhibits
---               ---------
3.1               Certificate of Incorporation of the Company.*
3.2               Bylaws of the Company.*
4.0               Stock Certificate of the Company.*
21.0              List of Subsidiaries.*
27.0              Financial Data Schedule.
----------------
*Incorporated herein by reference from the Company's Registration Statement on Form SB-2 filed with the SEC on September 26, 1997.

(b) Reports filed on Form 8-K.

    None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       DELAWARE FIRST FINANCIAL CORPORATION



                                       By: /s/ Ronald P. Crouch
                                          ------------------------------------
                                           Ronald P. Crouch
                                           President, Chief Executive Officer
                                             and Director


           Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.






     /s/ Ronald P. Crouch                            April 14, 1998
  ------------------------------
   Ronald P. Crouch
   President, Chief Executive
    Officer and Director


     /s/ J. Bayard Cloud                             April 14, 1998
  ------------------------------
   J. Bayard Cloud
   Chairman of the Board

  /s/ Ernest J. Peoples                                April 14, 1998
  ------------------------------
   Ernest J. Peoples
   Vice Chairman of the Board


  /s/ William R. Baldt
  ------------------------------                       April 14, 1998
   Dr. William R. Baldt
   Director


  /s/ Thomas B. Cloud
  ------------------------------                       April 14, 1998
   Thomas B. Cloud
   Director


  /s/ Larry D. Gehrke
  -----------------------------                        April 14, 1998
   Larry D. Gehrke
   Director


  -----------------------------                        April   , 1998
   Alan B. Levin
   Director


   /s/ Dr. Robert L. Schweitzer
   ----------------------------                        April 14, 1998
   Dr. Robert L. Schweitzer
   Director


   /s/ Jerome P. Arrison
   ----------------------------                        April 14, 1998
   Jerome P. Arrison
   Executive Vice President, Chief Operating Officer
   and Treasurer
   (principal financial officer)


   /s/ Lori N. Richards
   ----------------------------                        April 14, 1998
   Lori N. Richards
   Vice President, Finance and Administration
   (principal accounting officer)