Form 10QSB
period 1998-03-31
DELAWARE FIRST FINANCIAL CORP
filed 1998-05-15
CIK 1046001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1998

                                       OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from               to
                                              -------------    ------------
                         Commission File Number 0-23499

                      DELAWARE FIRST FINANCIAL CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Delaware                                 52-2063973
   -------------------------------                 ---------------------
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                  Identification No.)


            400 Delaware Avenue
            Wilmington, Delaware                            19801
  ----------------------------------------               ----------
  (Address of principal executive offices)               (Zip Code)

                                 (302) 421-9090
                ------------------------------------------------
                (Issuer's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                 ---       ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 11, 1998, there were issued and outstanding 1,157,000 shares of the Registrant's Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format:  Yes  X     No
                                                    ---       ---

               DELAWARE FIRST FINANCIAL CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                           Page
                                                                           ----

Part I.   Financial Information
          ---------------------

Item 1.   Consolidated Financial Statements

          Consolidated Statements of Financial Condition
          (As of December 31, 1997 and March 31, 1998 (unaudited))            1

          Consolidated Statements of Operations for the three months
          ended March 31, 1998 (unaudited) and 1997 (unaudited)               2

          Consolidated Statements of changes in Stockholders' Equity
          for the three months ended March 31, 1998 (unaudited)               3

          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1998 (unaudited) and 1997 (unaudited)        4

          Notes to Unaudited Consolidated Financial Statements                5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           8

Part II.  Other Information
          -----------------

Item 1.   Legal Proceedings                                                  11
Item 2.   Changes in Securities and Use of Proceeds                          11
Item 3.   Defaults Upon Senior Securities                                    11
Item 4.   Submission of Matters to a Vote of Security Holders                11
Item 5.   Other Information                                                  11
Item 6.   Exhibits and Reports on Form 8-K                                   11

Signatures


                      DELAWARE FIRST FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

--------------------------------------------------------------------------------


                                                                                      March 31,        December 31,
                                                                                        1998              1997
                                                                                    -------------     -------------
                                                                                     (Unaudited)
ASSETS

Cash and cash equivalents ......................................................    $  14,084,994     $  15,199,726
Investment securities available for sale
  (amortized cost - 1998, $499,754; 1997, $2,499,753) ..........................          500,849         2,499,860

Mortgage-backed securities available for sale
  (amortized cost - 1998, $3,138,139; 1997, $1,903,007) ........................        3,141,267         1,900,986
Loans receivable - net .........................................................       86,157,655        88,933,209

Loans held for sale ............................................................        1,471,850

Federal Home Loan Bank stock - at cost .........................................          975,000           975,000
Accrued interest receivable:
  Loans ........................................................................          849,140           823,266
  Investments ..................................................................           51,856            81,353
  Mortgage-backed securities ...................................................           15,425             6,902
Real estate owned ..............................................................           71,726

Office property and equipment, net .............................................        1,955,437         1,956,404
Prepaid expenses and other assets ..............................................          192,608           291,613
Prepaid income taxes ...........................................................           86,331           115,316
Mortgage servicing rights ......................................................          356,012           371,361
Deferred income taxes ..........................................................          176,581           177,429
                                                                                    -------------     -------------
TOTAL ASSETS ...................................................................    $ 110,086,731     $ 113,332,425
                                                                                    -------------     -------------
                                                                                    -------------     -------------

LIABILITIES AND RETAINED EARNINGS

Liabilities:
  Deposits .....................................................................    $  74,826,244     $  76,883,201
  Advances from Federal Home Loan Bank .........................................       15,400,000        17,400,000

  Advances by borrowers for taxes and insurance ................................        1,323,529           835,417
  Accrued interest payable .....................................................          274,890           358,171
  Accounts payable and accrued expenses ........................................        2,129,143         1,757,825
                                                                                    -------------     -------------
      Total liabilities ........................................................       93,953,806        97,234,614

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value, 500,000 shares authorized, none issued
   Common stock, $.01 par value, 3,000,000 authorized; 1,157,000 issued
         and outstanding .......................................................           11,570            11,570
   Additional paid in capital ..................................................       10,960,589        10,966,430
   Common stock acquired by the ESOP ...........................................         (833,040)         (833,040)
   Unrealized/(losses) gains on available for sale securities, net of tax ......            1,539            (1,263)
   Retained earnings-substantially restricted ..................................        5,992,267         5,954,114
                                                                                    -------------     -------------
      Total stockholders' equity ...............................................       16,132,925        16,097,811
                                                                                    -------------     -------------
TOTAL LIABILITIES AND RETAINED EARNINGS ........................................    $ 110,086,731     $ 113,332,425
                                                                                    -------------     -------------
                                                                                    -------------     -------------

                See notes to consolidated financial statements.

                      DELAWARE FIRST FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                         Three months ended
                                                              March 31,
                                                   -------------------------------
                                                      1998                 1997
                                                   ----------           ----------
                                                             (Unaudited)
INTEREST INCOME:
  Interest on Loans                                $1,728,744           $1,869,757
  Interest on mortgage-backed securities               39,651                3,461
  Interest and dividends on investments               220,191              131,377
                                                   ----------           ----------
    Total interest income                           1,988,586            2,004,595
                                                   ----------           ----------
INTEREST EXPENSE:
  Deposits                                          1,057,582            1,088,875
  Federal Home Loan Bank advances                     261,344              387,024
                                                   ----------           ----------
    Total interest expense                          1,318,926            1,475,899
                                                   ----------           ----------
NET INTEREST INCOME                                   669,660              528,696

PROVISION FOR LOAN LOSSES                              15,000
                                                   ----------           ----------
NET INTEREST INCOME AFTER PROVISION
 FOR LOAN LOSSES                                      654,660              528,696
                                                   ----------           ----------
OTHER INCOME:
  Service Fees                                         15,537               27,829
  Gain on sale of loans                                 7,491                6,917
  Realized market adjustment on loans                   3,348               15,983
  Other                                                12,475               (1,392)
                                                   ----------           ----------
    Total other income                                 38,851               49,337
                                                   ----------           ----------
OTHER EXPENSES:
  Salaries and employee benefits                      200,607              177,154
  Advertising                                          85,530               50,743
  Federal insurance premiums                           18,331                2,483
  SAIF Special Assessment
  Occupancy expense                                    51,371               50,344
  Data processing expense                              48,310               36,472
  Directors fees                                       29,823               25,941
  Other general and administrative expenses           193,686              121,097
                                                   ----------           ----------
    Total other expenses                              627,658              464,234
                                                   ----------           ----------
INCOME BEFORE PROVISION FOR INCOME TAXES               65,853              113,799
                                                   ----------           ----------
PROVISION FOR INCOME TAXES                            (27,700)             (48,000)
                                                   ----------           ----------
NET INCOME                                             38,153               65,799
                                                   ----------           ----------
                                                   ----------           ----------
BASIC EARNINGS PER SHARE                                  .03                  N/A

                See notes to consolidated financial statements.

                      DELAWARE FIRST FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

-------------------------------------------------------------------------------


                                                                           Common
                                                                           Stock
                                                                          Acquired                  Unrealized
                                                             Additional   by Stock               Gains/(Losses) on      Total
                                                  Common      Paid-in      Benefit    Retained     Available for    Stockholders'
                                                   Stock      Capital       Plans     Earnings    Sale Securities      Equity
                                                  -------   -----------   ---------   ---------  -----------------  -------------
BALANCE, JANUARY 1, 1998                          $11,570   $10,966,430   ($833,040)  5,954,114        (1,263)       16,097,811

  Net Income for the three months ended
    March 31, 1998 (unaudited)                                                           38,153                          38,153

  Additional stock conversion costs (unaudited)                  (5,841)                                                 (5,841)

  Change in unrealized Gains/(Losses) on
    available for sale securities, net of
    tax (unaudited)                                                                                     2,802             2,802
                                                  -------   -----------   ---------   ---------        ------        ----------
BALANCE, MARCH 31, 1998 (unaudited)               $11,570   $10,960,589   ($833,040) $5,992,267        $1,539       $16,132,925
                                                  -------   -----------   ---------   ---------        ------        ----------
                                                  -------   -----------   ---------   ---------        ------        ----------

                      DELAWARE FIRST FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------


                                                                             Three-Month Period Ended
                                                                                    March 31,
                                                                           ----------------------------
                                                                              1998             1997
                                                                           -----------      -----------
                                                                         (Unaudited)
OPERATING ACTIVITIES:

  Net income ..........................................................   $     38,153     $     65,799
  Adjustments to reconcile net income to net cash (used
   in) provided by operating activities:
    Depreciation ......................................................         24,544           28,753
    Provision for loan losses .........................................         15,000
    Gain on sale of loans .............................................         (7,491)          (6,917)
    Loss on disposal of premises and equipment ........................          7,067
    Realized market adjustment on loans ...............................         (3,348)         (15,983)
    Charge-off of loans receivable .....................................        (41,468)
     Amortization of:
      Deferred loan fees ..............................................        (39,081)         (10,928)
      Discount on investment and
        mortgage-backed securities                                               2,570           (1,843)
    Changes in assets and liabilities which
      provided (used) cash:
      Accrued interest receivable .....................................         (4,900)          19,753
      Mortgage servicing rights .......................................         15,349            1,787
      Prepaid expenses and other assets ...............................         99,005          (26,148)
      Accrued interest payable ........................................        (83,281)         (21,649)
      Accounts payable and accrued expenses ...........................        371,318         (584,177)
      Income taxes ....................................................         28,985           47,980
      Deferral of loan fees ...........................................         30,549           27,904
                                                                           -----------      -----------
           Net cash provided by (used in) operating activities ........        452,971         (475,669)
                                                                           -----------      -----------
INVESTING ACTIVITIES:
  Proceeds from maturity of investments ...............................      2,000,000
  Principal collected on long-term loans
    and mortgage-backed securities ....................................      5,236,675        2,725,318
  Long-term loans originated ..........................................     (4,334,775)      (4,566,830)
  Proceeds from sale of loans .........................................        544,200          412,700
  Redemption of Federal Home Loan Bank stock ..........................                         277,300
  Purchase of Federal Home Loan Bank stock ............................                          (2,300)
  Purchase of investments .............................................     (1,336,747)
  Additions to real estate acquired through foreclosure ...............        (71,726)
  Purchases of premises and equipment .................................        (30,644)          (3,711)
                                                                           -----------      -----------
           Net cash provided by (used in) investing activities ........      2,006,983       (1,157,523)
                                                                           -----------      -----------
FINANCING ACTIVITIES:
  Net decrease in deposits ............................................     (2,056,957)       1,951,717
  Increase in advances by borrowers for taxes
    and insurance .....................................................        488,112          529,347
  Proceeds from Federal Home Loan Bank advances .......................                      14,884,326
 Repayments of Federal Home Loan Bank advances ........................     (2,000,000)     (16,284,326)
 Payment of additional conversion costs ...............................         (5,841)
                                                                           -----------     ------------
           Net cash provided by (used in) financing activities ........     (3,574,686)       1,081,064
                                                                           -----------     ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .............................     (1,114,732)        (552,128)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD .................................................     15,199,726        2,643,452
                                                                           -----------     ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD .......................................................    $14,084,994       $2,091,324
                                                                           -----------     ------------
                                                                           -----------     ------------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the period for:

    Interest ..........................................................    $ 1,402,207      $ 1,497,548
                                                                           -----------      -----------
                                                                           -----------      -----------
    Income taxes ......................................................    $         0      $         0
                                                                           -----------      -----------
                                                                           -----------      -----------
Transfers of loans receivable into real estate owned ..................    $    71,726      $
                                                                           -----------      -----------
                                                                           -----------      -----------

                See notes to consolidated financial statements.

                      DELAWARE FIRST FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   FOR THE

         THREE-MONTH PERIODS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

-------------------------------------------------------------------------------


1.    BASIS OF PRESENTATION

      The accompanying consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the unaudited interim periods.

      The results of operations for the three month periods ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-KSB dated April 15, 1998.

      Delaware First Financial Corporation (the "Company") is not an operating company and has not engaged in any significant business to date. It was formed in September 1997, as a Delaware corporation to be the holding company for Delaware First Bank, FSB (the "Bank"). The holding company structure will facilitate: (i) diversification into non-banking activities, (ii) acquisitions of other financial institutions, such as savings institutions, (iii) expansion within existing and into new market areas, and (iv) stock repurchases without adverse tax consequences. The Bank is evaluating sites for additional branch locations. No formal agreements have been made in this regard, and there are no plans for other forms of diversification or acquisition.

2.    INVESTMENT SECURITIES

      Investment securities are summarized as follows:



                                                                March 31, 1998
                                                 -----------------------------------------------
                                                              Gross        Gross
                                                 Amortized  Unrealized   Unrealized  Approximate
                                                   Cost       Gain         Loss      Fair Value
                                                 --------    -------      -------    ----------
Available for sale:
  Debt securities:
    Obligations of U.S. Government agencies
      Due in one year or less                    $499,754    $ 1,095      $           $500,849
                                                 --------    -------      -------     --------
Total                                            $499,754    $ 1,095      $           $500,849
                                                 --------    -------      -------     --------
                                                 --------    -------      -------     --------


                                                                           December 31, 1997
                                                         ---------------------------------------------------------
                                                                          Gross           Gross
                                                          Amortized     Unrealized      Unrealized     Approximate
                                                            Cost           Gain            Loss         Fair Value
                                                         -----------    ----------      ----------      ----------
Available for sale:
  Debt securities:
    Obligations of U.S. Government agencies:
      Due in one year or less                            $ 2,499,753    $    1,967      $   (1,860)     $2,499,860
                                                         -----------    ----------      ----------      ----------
Total                                                    $ 2,499,753    $    1,967      $   (1,860)     $2,499,860
                                                         -----------    ----------      ----------      ----------
                                                         -----------    ----------      ----------      ----------


3.    MORTGAGE-BACKED SECURITIES

      Mortgage-backed securities are summarized as follows:



                                                            March 31, 1998                        December 31, 1997
                                          -----------------------------------------     ----------------------------------------
                                                           Gross                                         Gross
                                           Amortized     Unrealized     Approximate      Amortized     Unrealized    Approximate
                                             Cost           Gain         Fair Value        Cost        Gain/Loss     Fair Value
                                          -----------    ----------      ----------     -----------    ----------    -----------
Available for sale:

FHLMC pass-through certificates           $   447,086     $     799      $   447,885    $   168,757    $   1,687     $    170,444
Collateralized Mortgage Obligations         2,691,053         2,329        2,693,382      1,734,250       (3,708)       1,730,542
                                          -----------     ---------      -----------    ------------   ---------     ------------
                Total                     $ 3,138,139     $   3,128      $ 3,141,267    $  1,903,007   $  (2,021)    $  1,900,986
                                          -----------     ---------      -----------    ------------   ---------     ------------
                                          -----------     ---------      -----------    ------------   ---------     ------------



4.    LOANS RECEIVABLE

      Loans receivable consist of the following:



                                                   March 31,         December 31,
                                                     1998                1997
                                                 -----------        ------------
First mortgage loans (primarily one-
  to four-family residential)                    $76,726,473        $79,244,982
Loans on savings accounts                            666,266            749,969
Home equity loans-fixed rate                       7,403,816          7,413,485
Equity lines of credit-variable rate               2,744,793          2,946,938
                                                  ----------         ----------
   Total                                          87,541,348         90,355,374


Less:
  Allowance for loan losses                         (436,347)          (462,815)
  Deferred loan fees                                (947,346)          (959,350)
                                                  ----------         ----------
  Total                                          $86,157,655        $88,933,209
                                                  ----------         ----------
                                                  ----------         ----------



The following is an analysis of the allowance for loan losses:


                                                  Three Months Ended
                                                       March 31,
                                               --------------------------
                                                1998                1997
                                               -------            -------
Balance, beginning of period                   462,815            247,000
Provisions charged to operations                15,000                  0
Charge-offs                                    (41,468)                 0
                                               -------            -------
Balance, end of period                         436,347            247,000
                                               -------            -------
                                               -------            -------

         Loans delinquent more than 90 days are placed on nonaccrual status. Interest reserved from these loans amounted to $14,634 and $18,459 at March 31, 1998 and December 31, 1997, respectively.

5.       DEPOSITS

         Deposits by stated type are summarized as follows:



                                          March 31, 1998        December 31, 1997
                                      --------------------   ----------------------
                                        Amount     Percent      Amount     Percent

Demand deposit accounts              $ 1,197,962     1.6%    $ 1,063,720      1.4%
Passbook accounts                      2,479,746     3.3       2,494,272      3.2
Money market deposit accounts:         8,102,791    10.8       8,532,239     11.1
91-day to five-year money market
  certificates:                       63,045,745    84.3      64,792,970     84.3
                                     -----------   -----     -----------    -----

Total                                $74,826,244   100.0%    $76,883,201    100.0%
                                     -----------    -----    -----------    -----
                                     -----------    -----    -----------    -----


5.       COMPREHENSIVE INCOME

         The Company adopted Statement of Financial Accounting Standards
         No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statements of operations and are recorded directly to stockholders' equity. Total comprehensive income for the three months period ended March 31, 1998 and 1997 amounted to $40,955 and $62,954, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        Total assets decreased $3.2 million or 2.9% to $110.1 million at March 31, 1998 compared to $113.3 million at December 31, 1997. Such decrease was primarily due to a decrease in investment securities available for sale and a decrease in cash and cash equivalents. Total liabilities decreased $3.3 million or 3.4% to $94.0 million at March 31, 1998. Such decrease was primarily due to a decrease in both deposits and advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. Stockholders' equity amounted to $16.1 million at both March 31, 1998 and December 31, 1997.

Results of Operations for the Three Months Ended March 31, 1998 and 1997.

        General. Net income amounted to $38,000 and $66,000 for the three months ended March 31, 1998 and 1997, respectively. The decrease of $28,000 or 42.0% was primarily due to an increase in other expenses partially offset by an increase in net interest income.

        Net Interest Income. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $141,000 or 26.7% to $670,000 for the three months ended March 31, 1998 compared to $529,000 for the same period in 1997. The significant increase in net interest income was due to actions taken by the Bank to reduce its interest rate risk exposure. Such actions included originating fewer loans and repaying FHLB advances as they became due. Additionally, interest-earning deposits increased due to net proceeds received in the Bank's stock conversion and concurrent formation of the Company (the "Conversion"), which resulted in additional interest earned. These actions caused the interest rate spread to slightly decrease from 1.69% at March 31, 1997 to 1.67% at March 31, 1998.

        Interest Income. Interest income decreased $16,000 or .8% to $2.0 million for the three months ended March 31, 1998 compared to the same period in 1997. The decrease in interest income on loans, due to a decrease in the average balance of such assets, was substantially offset by an increase in interest and dividends on investments as a result of an increase in the average balance of such assets. The balance of loans receivable decreased due to fewer loan originations and an increase in loan prepayments. The increase in interest income on investments was due to the investment in such assets of a portion of the proceeds received in the Conversion. These proceeds are currently earning interest and have not yet been fully utilized in the Bank's expansion efforts.

        Interest Expense. Interest expense decreased $157,000 or 10.6% to $1.3 million for the three months ended March 31, 1998 compared to $1.5 million for the comparable period in 1997. Such decrease was primarily due to a decrease in interest expense on advances from the FHLB of Pittsburgh as a result of a decrease in the average balance of such liabilities. Proceeds from mortgage loan prepayments and excess funds have been used to repay FHLB advances as they became due.

        Provision for Loan Losses. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

        The provision for loan losses amounted to $15,000 for the three months ended March 31, 1998. No provisions were made during the comparable period in 1997.

        Other Income. Other income decreased $10,000 or 21.3% to $39,000 for the three months ended March 31, 1998 compared to the same period in 1997 due to a decrease in service fees and a decrease in realized market adjustment on loans previously classified as available for sale. The decrease in service fees was due to an increase in the amortization of mortgage servicing rights. Other income was adjusted to reflect a loss on the sale of investment securities.

        Other Expenses. Other expenses increased $163,000 or 35.2% to $628,000 for the three months ended March 31, 1998 compared to the same period in 1997. Such increase was primarily due to increases in salaries and employee benefits, advertising and other general and administrative expenses. The increase in salaries and benefits was due to the allocation of shares committed to be released in connection with the formation of an Employee Stock Ownership Plan. The increase in advertising expense was due primarily to the change of the Bank's name from Ninth Ward Savings Bank, FSB to Delaware First Bank, FSB. The increase in other general and administrative costs was primarily due to the increase in professional fees in connection with being a publicly held company.

        Income Taxes. The provision for income taxes amounted to $28,000 and $48,000 for the three months ended March 31, 1998 and 1997, respectively, resulting in effective tax rates of 42.1% and 42.2%, respectively.

Liquidity and Capital Resources

        The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. Although scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank generally has been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Pittsburgh and has access to the Federal Reserve discount window. At March 31, 1998, the Bank had $15.4 million of outstanding advances from the FHLB of Pittsburgh.

        As of March 31, 1998, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 1998, the Bank's tangible, core and risk-based capital ratios amounted to 12.1%, 12.1% and 22.8%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

Impact of Inflation and Changing Prices

        The financial statements and related financial data presented herein have been prepared in accordance with instructions to Form 10-QSB, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation.

        Unlike most industrial companies, virtually all of the Bank's assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution's performance than does the effect of inflation.

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

        The Bank has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The majority of the Bank's data processing is provided by a third party service bureau. The service bureau is actively involved in resolving Year 2000 issues and has provided the Bank with frequent updates regarding their progress. The service bureau has advised the Bank that it expects to have the majority of the Year 2000 issues resolved before the end of 1998 to allow the Bank to test their system for Year 2000 compliance during the third quarter of 1998. The Bank presently believes that, based on the progress of the Bank's service bureau, the Year 2000 problem will not pose significant operational problems for the Bank's computer system. Costs are anticipated to be immaterial at this time.

               DELAWARE FIRST FINANCIAL CORPORATION AND SUBSIDIARY

                                     Part II

Item 1. Legal Proceedings
        -----------------

         Neither the Corporation nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2. Changes in Securities
        ---------------------

         Not applicable.

Item 3. Defaults Upon Senior Securities
        -------------------------------

         Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        Not applicable.

Item 5. Other Information
        -----------------

         None.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

         None.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     DELAWARE FIRST FINANCIAL CORPORATION

Date: May 12, 1998                   By: /s/Jerome P. Arrison
                                         ------------------------------
                                         Jerome P. Arrison
                                         Vice President
                                         (principal financial officer)

Date: May 12, 1998                   By: /s/Lori N. Richards
                                         ------------------------------
                                         Lori N. Richard
                                         Secretary and Treasurer
                                         (principal accounting officer)