Form 10QSB
period 1998-06-30
DELAWARE FIRST FINANCIAL CORP
filed 1998-08-14
CIK 1046001

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1998

                                      OR

        [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _____________ to ____________

                        Commission File Number 0-23499

                     DELAWARE FIRST FINANCIAL CORPORATION
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

---------------------------------------------------------------       --------------------
                           Delaware                                        52-2063973
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer
                                                                       Identification No.)
---------------------------------------------------------------       --------------------
                     400 Delaware Avenue
                    Wilmington, Delaware                                      19801
          (Address of principal executive offices)                         (Zip Code)

                                (302) 421-9090
               ------------------------------------------------
               (Issuer's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                   -    -

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 14, 1998, there were issued and outstanding 1,157,000 shares of the Registrant's Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format: Yes X No
                                                   -    -

              DELAWARE FIRST FINANCIAL CORPORATION AND SUBSIDIARY

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----
Part I.     Financial Information
-------     ---------------------


Item 1.     Consolidated Financial Statements

            Consolidated Statements of Financial Condition as of
            December 31, 1997 and June 30, 1998 (unaudited)                    1

            Consolidated Statements of Operations for the three and six
            months ended June 30, 1998 (unaudited) and 1997 (unaudited)        2

            Consolidated Statement of Changes in Stockholders' Equity
            for the six months ended June 30, 1998 (unaudited)                 3

            Consolidated Statements of Cash Flows for the six
            months ended June 30, 1998 (unaudited) and 1997 (unaudited)        4

            Notes to Unaudited Consolidated Financial Statements               5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          8

Item 3.     Quantitative and Qualitative Disclosures about Market Risk        12

Part II.    Other Information
--------    -----------------


Item 1.     Legal Proceedings                                                 12
Item 2.     Changes in Securities and Use of Proceeds                         12
Item 3.     Defaults Upon Senior Securities                                   12
Item 4.     Submission of Matters to a Vote of Security Holders               12
Item 5.     Other Information                                                 12
Item 6.     Exhibits and Reports on Form 8-K                                  12

Signatures

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
-------------------------------------------------------------------------------

                                                                                   June 30,         December 31,
ASSETS                                                                               1998               1997
                                                                               -----------------  -----------------
                                                                                 (Unaudited)

Cash and cash equivalents                                                          $ 12,595,509       $ 15,199,726
Investment securities available for sale
  (amortized cost - 1997, $2,499,753)                                                                    2,499,860
Mortgage-backed securities available for sale
  (amortized cost - 1998, $3,792,386; 1997, $1,903,007)                               3,797,110          1,900,986
Loans receivable - net                                                               82,019,672         88,933,209
Loans held for sale                                                                     947,200
Federal Home Loan Bank stock - at cost                                                  975,000            975,000
Accrued interest receivable:
  Loans                                                                                 781,968            823,266
  Investments                                                                            45,000             81,353
  Mortgage-backed securities                                                             19,584              6,902
Office property and equipment, net                                                    2,020,525          1,956,404
Prepaid expenses and other assets                                                       170,058            291,613
Prepaid income taxes                                                                    128,751            115,316
Mortgage servicing rights                                                               372,216            371,361
Deferred income taxes                                                                   177,066            177,429
                                                                                  -------------      -------------

TOTAL ASSETS                                                                      $ 104,049,659      $ 113,332,425
                                                                                  =============      =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                         $ 70,235,813       $ 76,883,201
  Advances from Federal Home Loan Bank                                               14,100,000         17,400,000
  Advances by borrowers for taxes and insurance                                       1,781,058            835,417
  Accrued interest payable                                                              269,044            358,171
  Accounts payable and accrued expenses                                               1,605,392          1,757,825
                                                                                  -------------      -------------

      Total liabilities                                                              87,991,307         97,234,614

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value, 500,000 shares authorized, none issued
   Common stock, $.01 par value, 3,000,000 authorized; 1,157,000 issued
         and outstanding                                                                 11,570             11,570
   Additional paid in capital                                                        10,966,605         10,966,430
   Common stock acquired by the ESOP                                                   (833,040)          (833,040)
   Unrealized gains/(losses) on available for sale securities, net of tax                 2,634             (1,263)
   Retained earnings-substantially restricted                                         5,910,583          5,954,114
                                                                                  -------------      -------------

      Total stockholders' equity                                                     16,058,352         16,097,811
                                                                                  -------------      -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 104,049,659      $ 113,332,425
                                                                                  =============      =============


See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                Three months ended              Six months ended
                                                                     June 30,                       June 30,
                                                           -----------------------------  -----------------------------
                                                               1998           1997            1998           1997
                                                                   (Unaudited)                    (Unaudited)

INTEREST INCOME:
  Interest on loans                                          $ 1,679,763    $ 1,928,223     $ 3,408,507    $ 3,797,980
  Interest on mortgage-backed securities                          53,552          3,360          93,203          6,821
  Interest and dividends on investments                          210,666        136,178         430,857        267,555
                                                               ---------       --------       ---------      ---------

           Total interest income                               1,943,981      2,067,761       3,932,567      4,072,356
                                                               ---------       --------       ---------      ---------

INTEREST EXPENSE:
  Deposits                                                       975,487      1,107,370       2,033,069      2,196,245
  Federal Home Loan Bank advances                                252,401        393,622         513,745        780,646
                                                               ---------       --------       ---------      ---------

           Total interest expense                              1,227,888      1,500,992       2,546,814      2,976,891
                                                               ---------       --------       ---------      ---------

NET INTEREST INCOME                                              716,093        566,769       1,385,753      1,095,465

PROVISION FOR LOAN LOSSES                                         15,000         10,000          30,000         10,000
                                                               ---------       --------       ---------      ---------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                701,093        556,769       1,355,753      1,085,465
                                                               ---------       --------       ---------      ---------

OTHER INCOME:
  Service fees                                                    26,726         36,099          42,263         63,928
  Gain on sale of loans                                           22,391          9,715          29,882         16,632
  Realized market adjustment on loans                              4,726         (5,292)          8,074         10,691
  Other                                                           19,950         11,419          32,425         10,027
                                                               ---------       --------       ---------      ---------

           Total other income                                     73,793         51,941         112,644        101,278
                                                               ---------       --------       ---------      ---------

OTHER EXPENSES:
  Salaries and employee benefits                                 398,769        252,880         670,348        494,319
  Advertising                                                    125,447         50,468         210,977        101,211
  Federal insurance premiums                                      19,579         12,782          37,910         15,265
  Occupancy expense                                               48,685         51,081         100,056        101,425
  Data processing expense                                         40,143         35,789          88,453         72,261
  Directors fees                                                  19,190         27,797          49,013         53,738
  Professional fees                                              136,552         28,627         175,394         39,609
  Other general and administrative expenses                      127,405         53,281         211,277         99,111
                                                               ---------       --------       ---------      ---------

           Total other expenses                                  915,770        512,705       1,543,428        976,939
                                                               ---------       --------       ---------      ---------

INCOME (LOSS) BEFORE (PROVISION) BENEFIT
  FOR INCOME TAXES                                              (140,884)        96,005         (75,031)       209,804
                                                               ---------       --------       ---------      ---------

(PROVISION) BENEFIT FOR INCOME TAXES                              59,200        (40,000)         31,500        (88,000)
                                                               ---------       --------       ---------      ---------


NET INCOME (LOSS)                                              $ (81,684)      $ 56,005       $ (43,531)     $ 121,804
                                                               =========       ========       =========      =========

BASIC EARNINGS (LOSS) PER SHARE                                  $ (0.08)          N/A          $ (0.04)          N/A
                                                               =========       ========       =========      =========


See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------


                                                                                Common
                                                                                 Stock
                                                                                Acquired               Unrealized
                                                                  Additional    by Stock            Gains/(Losses) on     Total
                                                        Common     Paid-in      Benefit    Retained   Available for    Stockholders'
                                                        Stock      Capital       Plans     Earnings  Sale Securities      Equity

BALANCE, JANUARY 1, 1998                                 $11,570  $10,966,430  ($833,040) $5,954,114   ($1,263)         $16,097,811

  Net loss for the six months ended
    June 30, 1998 (unaudited)                                                                (43,531)                       (43,531)

  Refund of stock conversion costs (unaudited)                            175                                                   175

  Change in unrealized gains/(losses) on available for
    sale securities, net of tax (unaudited)                                                              3,897                3,897
                                                        --------  -----------  ---------  ----------   -------          -----------

BALANCE, JUNE 30, 1998 (unaudited)                       $11,570  $10,966,605  ($833,040) $5,910,583    $2,634          $16,058,352
                                                         =======  ===========  =========  ==========   =======          ===========

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

                                                                     Six-month Period Ended
                                                                            June 30,
                                                               ------------------------------------
                                                                    1998             1997
                                                                         (Unaudited)
OPERATING ACTIVITIES:
  Net income (loss)                                                  $ (43,531)        $ 121,804
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation                                                        51,775            58,078
    Provision for loan losses                                           30,000            10,000
    Gain on sale of loans                                              (29,882)          (16,632)
    Gain on real estate acquired through foreclosure                    (8,815)
    Loss on disposal of premises and equipment                           7,635
    Realized market adjustment on loans                                 (8,074)          (10,691)
    Charge-off of loans receivable                                     (41,468)
    Amortization of:
      Deferred loan fees                                              (121,138)          (40,989)
      Discount on investment and
        mortgage-backed securities                                      10,835            (3,899)
    Changes in assets and liabilities which
      provided (used) cash:
      Accrued interest receivable                                       64,969           (24,900)
      Mortgage servicing rights                                           (855)           (5,098)
      Prepaid expenses and other assets                                121,555           (20,515)
      Accrued interest payable                                         (89,127)           10,697
      Accounts payable and accrued expenses                           (152,433)         (587,603)
      Income taxes                                                     (13,435)          103,286
      Deferral of loan fees                                             68,992            61,798
                                                                   -----------       -----------

           Net cash used in operating activities                      (152,997)         (344,664)
                                                                   -----------       -----------

INVESTING ACTIVITIES:
  Proceeds from maturity of investments                              2,500,000           500,000
  Principal collected on long-term loans
    and mortgage-backed securities                                  12,642,918         6,454,429
  Long-term loans originated                                        (8,867,777)       (7,999,170)
  Proceeds from sale of loans                                        2,718,456         1,128,181
  Redemption of Federal Home Loan Bank stock                                             277,300
  Purchase of Federal Home Loan Bank stock                                              (109,800)
  Purchase of investments                                           (2,318,963)
  Purchases of premises and equipment                                 (124,282)          (20,547)
                                                                   -----------       -----------

           Net cash provided by investing activities                 6,550,352           230,393
                                                                   -----------       -----------

FINANCING ACTIVITIES:
  Net decrease in deposits                                          (6,647,388)          (57,430)
  Increase in advances by borrowers for taxes
    and insurance                                                      945,641         1,066,464
  Proceeds from Federal Home Loan Bank advances                                       38,345,726
  Repayments of Federal Home Loan Bank advances                     (3,300,000)      (39,045,726)
  Refund of additional conversion costs                                    175
                                                                   -----------       -----------

           Net cash provided by (used in) financing activities      (9,001,572)          309,034
                                                                   -----------       -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                 (2,604,217)          194,763

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                               15,199,726         2,643,452
                                                                   -----------       -----------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                    $12,595,509       $ 2,838,215
                                                                   ===========       ===========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                       $ 2,635,941       $ 2,966,194
                                                                   ===========       ===========
    Income taxes                                                       $ 3,176           $ 9,978
                                                                   ===========       ===========

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
SIX-MONTH PERIODS ENDED JUNE 30, 1998 AND 1997 (UNAUDITED)
------------------------------------------------------------------------------

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

      The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-KSB dated April 15, 1998.

      Delaware First Financial Corporation (the "Company") was formed in September 1997, as a Delaware corporation to be the holding company for Delaware First Bank, FSB (the "Bank"). The holding company structure will facilitate: (i) diversification into non-banking activities, (ii) acquisitions of other financial institutions, such as savings institutions, (iii) expansion within existing and into new market areas, and (iv) stock repurchases without adverse tax consequences. The Bank is evaluating sites for additional branch locations. No formal agreements have been made in this regard, and there are no plans for other forms of diversification or acquisition.

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

Available for sale:
  Debt securities:
    Obligations of U.S. Government agencies:
      Due in one year or less                            $ 2,499,753      $ 1,967       $ (1,860)  $ 2,499,860
                                                         -----------      -------       --------   -----------

Total                                                    $ 2,499,753      $ 1,967       $ (1,860)  $ 2,499,860
                                                         ===========      =======       ========   ===========

3.    MORTGAGE-BACKED SECURITIES

      Mortgage-backed securities are summarized as follows:

                                                  June 30, 1998                              December 31, 1997
                                   -------------------------------------------   -------------------------------------------
                                                        Gross      Approximate                        Gross      Approximate
                                        Amortized    Unrealized       Fair            Amortized     Unrealized       Fair
                                           Cost         Gain          Value             Cost       Gain/(Loss)      Value

Available for sale:
FHLMC pass-through certificates         $ 405,127       $ 583       $ 405,710         $ 168,757      $ 1,687      $ 170,444
Collateralized Mortgage Obligations     3,387,259       4,141       3,391,400         1,734,250       (3,708)     1,730,542
                                   -------------------------------------------  --------------------------------------------

              Total                   $ 3,792,386     $ 4,724     $ 3,797,110       $ 1,903,007     $ (2,021)   $ 1,900,986


4.    LOANS RECEIVABLE

      Loans receivable consist of the following:

                                                               June 30,          December 31,
                                                                 1998                1997
                                                           ------------------  -----------------

First mortgage loans (primarily one-
  to four-family residential)                                $ 72,885,653        $ 79,244,982
Loans on savings accounts                                         669,643             749,969
Home equity loans - fixed rate                                  7,268,411           7,413,485
Equity lines of credit - variable rate                          2,525,734           2,946,938
                                                             ------------        ------------

    Total                                                      83,349,441          90,355,374

Less:
  Allowance for loan losses                                      (451,347)           (462,815)
  Deferred loan fees                                             (878,422)           (959,350)
                                                             ------------        ------------

    Total                                                    $ 82,019,672        $ 88,933,209
                                                             ============        ============

       The following is an analysis of the allowance for loan losses:

                                                 Six Months Ended
                                                     June 30,
                                             -------------------------
                                                1998            1997

        Balance, beginning of period         $ 462,815       $ 247,000
        Provisions charged to operations        30,000          10,000
        Charge-offs                            (41,468)              -
                                             ---------       ---------

        Balance, end of period               $ 451,347       $ 257,000


      Loans delinquent more than 90 days are placed on nonaccrual status. Interest reserved from these loans amounted to $16,804 and $18,459 at June 30, 1998 and December 31, 1997, respectively.

5.    DEPOSITS

      Deposits by stated type are summarized as follows:



                                      June 30, 1998             December 31, 1997
                                --------------------------  --------------------------
                                    Amount      Percent         Amount      Percent

Demand deposit accounts            $ 1,233,525    1.8 %      $ 1,063,720      1.4 %
Passbook accounts                    2,017,248    2.9          2,494,272      3.2
Money market deposit accounts:       7,308,986   10.4          8,532,239     11.1
91-day to five-year money market
  certificates:                     59,676,054   84.9         64,792,970     84.3
                                  ------------  -----       ------------    -----

Total                             $ 70,235,813  100.0 %     $ 76,883,201    100.0 %
                                  ============  =====       ============    =====


6.    COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. Total comprehensive income for the six month periods ended June 30, 1998 and 1997 amounted to a loss of $39,634 and income of $129,352, respectively. Total comprehensive income for the three month periods ended June 30, 1998 and 1997 amounted to a loss of $80,589 and income of $66,398, respectively.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

      Total assets decreased $9.3 million or 8.2% to $104.0 million at June 30, 1998 compared to $113.3 million at December 31, 1997. Such decrease was primarily due to decreases in investment securities available for sale, cash and cash equivalents, and loans receivable, offset somewhat by increases in mortgage-backed securities. Total liabilities decreased $9.2 million or 9.5% to $88.0 million at June 30, 1998. Such decrease was primarily due to a decrease in both deposits and advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. Stockholders' equity amounted to $16.1 million at June 30, 1998 and December 31, 1997.

Results of Operations for the Three and Six Months Ended June 30, 1998 and
1997.

      General. Net losses amounted to $82,000 for the three months ended June 30, 1998 compared to net income of $56,000 for the second quarter of 1997. Net losses amounted to $43,000 for the six months ended June 30, 1998 compared to net income of $122,000 for the six months ended June 30, 1997. A significant portion of these decreases was attributed to one-time charges incurred during the second quarter related to the resignation of the Company's president.

      Net Interest Income. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $149,000 or 26.3% to $716,000 for the three months ended June 30, 1998 compared to $567,000 for the same period in 1997. Net interest income increased $290,000 or 26.5% to $1,386,000 for the six months ended June 30, 1998 compared to $1,095,000 for the same period in 1997. These significant increases in net interest income were due to actions taken by the Bank to reduce its interest rate risk exposure. Such actions included repaying FHLB advances and reducing higher rate certificates of deposit. The interest rate spread increased from 1.74% at June 30, 1997 to 1.79% at June 30, 1998.

        Interest Income. Total interest income was $1.9 million for the three months ended June 30, 1998 compared to $2.1 million for the same period in 1997 representing a decrease of $124,000 or 6.0%. Interest income was $3.9 million for the six months ended June 30, 1998 compared to $4.1 million for the same period in 1997 representing a decrease of $140,000 or 3.4%. The decrease in interest income on loans for both periods in 1998, due to a decrease in the average balance of such assets, was substantially offset by an increase in interest and dividends on investments as a result of an increase in the average balance of such assets. The balance of loans receivable decreased due to an increase in loan prepayments. The increase in interest income on investments for both periods in 1998 was due to the investment in such assets of a portion of the proceeds received in the Conversion. These proceeds are currently earning interest and have not yet been fully utilized in the Bank's expansion efforts.

      Interest Expense. Interest expense decreased $273,000 or 18.2% to $1.2 million for the three months ended June 30, 1998 compared to $1.5 million for the comparable period in 1997. For the six months ended June 30, 1998, interest expense decreased $430,000 or 14.4% to $2.5 million from $3.0 million for the six months ended June 30, 1997. Such decreases were primarily due to a decrease in interest expense on advances from the FHLB of Pittsburgh and on deposits as a result of a decrease in the average balance of such liabilities. Proceeds from mortgage loan prepayments and excess funds have been used to repay FHLB advances as they became due.

      Provision for Loan Losses. The provision for loan losses increased to $15,000 for the three months ended June 30, 1998 compared to the $10,000 provision for the second quarter ended June 30, 1997. For the six months ended June 30, 1998 the provision for loan losses amounted to $30,000 compared to $10,000 for the same period in 1997. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.

      Other Income. Other income increased $22,000 or 42.1% to $74,000 for the three months ended June 30, 1998 compared to the same period in 1997 due to an increase in gains on loans sold. Other income increased $11,000 or 11.2% to $113,000 for the six months ended June 30, 1998 compared to the same period in 1997 due to an increase in loans sold and due to an adjustment made to reflect a loss on the sale of investment securities.

        Other Expenses. Other expenses increased $403,000 or 78.6% to $916,000 for the three months ended June 30, 1998 compared to the same period in 1997. Other expenses increased $566,000 or 58.0% to $1.5 million for the six months ended June 30, 1998 compared to the same period in 1997. Such increases were primarily due to increases in salaries and employee benefits, advertising and other general and administrative expenses. The increase in salaries and benefits was primarily due to costs related to the resignation of the Company's president. The increase in advertising expense was due primarily to increased advertising in introducing new products. The increase in professional fees was due to additional legal expenses and outside consultants. Legal fees have increased due to the additional reporting requirements of a public company and expenses related to the severance agreement with the Company's former president. Consulting fees have been incurred for branch feasibility and personnel matters. The increase in other general and administrative expenses was primarily due to expenses incurred associated with the Company's annual meeting.

      Income Taxes. The provision for income taxes amounted to a benefit of $59,000 and a provision of $40,000 for the three months ended June 30, 1998 and 1997, respectively, resulting in effective tax rates of (42.0%) and 41.7%, respectively. The provision for income taxes amounted to a benefit of $32,000 and a provision of $88,000 for the six months ended June 30, 1998 and 1997, respectively, resulting in effective tax rates of (42.0%) and 41.9%, respectively.

Liquidity and Capital Resources

        The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. Although scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank generally has been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Pittsburgh and has access to the Federal Reserve discount window. At June 30, 1998, the Bank had $14.1 million of outstanding advances from the FHLB of Pittsburgh.

      As of June 30, 1998, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At June 30, 1998, the Bank's tangible, core and risk-based capital ratios amounted to 12.8%, 12.8% and 23.3%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.


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

Forward-Looking Statements

        This form 10-Q contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in those and other portions of this document, the words "anticipate," "believe," "estimate," "except," "intend," "should," and similar expressions, or the negative thereof, as they relate to the Company or Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

                   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

        For a discussion of the Company's asset and liability management policies as well as the potential impact of interest rate changes upon the market value of the Bank's portfolio equity, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Stockholders. There has been no material change in the Company's asset and liability position or the market value of the Bank's portfolio equity since December 31, 1997.

              DELAWARE FIRST FINANCIAL CORPORATION AND SUBSIDIARY

                                    Part II

Item 1.        Legal Proceedings

               Neither the Corporation nor the Bank is involved in any pending legal proceedings other than non-material legal proceedings occurring in the ordinary course of business.

Item 2.        Changes in Securities and Use of Proceeds

               Not applicable.

Item 3.        Defaults Upon Senior Securities

               Not applicable.

Item 4.        Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.        Other Information

               None.

Item 6.        Exhibits and Reports on Form 8-K

               The following 8-K report was filed during this reporting period:
                       May 26, 1998     Resignation of Ronald P. Crouch as
                                        President and Chief Executive Officer
                                        and appointment of Ernest J. Peoples
                                        as interim President and Chief
                                        Executive Officer.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DELAWARE FIRST FINANCIAL CORPORATION



Date: August 14, 1998                    By:  /s/Ernest J. Peoples
                                             ---------------------
                                             Ernest J. Peoples
                                             President


Date: August 14, 1998                    By: /s/Lori N. Richards
                                             -------------------
                                             Lori N. Richards
                                             Secretary and Treasurer
                                             (principal accounting officer)