Form 10QSB
period 1998-09-30
DELAWARE FIRST FINANCIAL CORP
filed 1998-11-13
CIK 1046001

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

                                  OR

   [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission File Number 0-23499

                      DELAWARE FIRST FINANCIAL CORPORATION
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                 52-2063973
-------------------------------               -------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

          400 Delaware Avenue
          Wilmington, Delaware                          19801
----------------------------------------              ----------
(Address of principal executive offices)              (Zip Code)


                                 (302) 421-9090
                 ----------------------------------------------
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 6, 1998, there were issued and outstanding 1,157,000 shares of the Registrant's Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format:   Yes   X     No
                                                     -----      -----

               DELAWARE FIRST FINANCIAL CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                                      Page
Part I. Financial Information


Item 1. Consolidated Financial Statements

               Consolidated Statements of Financial Condition as of
               December 31, 1997 and September 30, 1998 (unaudited)                       1

               Consolidated Statements of Operations for the three and nine
               months ended September 30, 1998 (unaudited) and 1997 (unaudited)           2

               Consolidated Statement of Changes in Stockholders' Equity
               for the nine months ended September 30, 1998 (unaudited)                   3

               Consolidated Statements of Cash Flows for the nine
               months ended September 30, 1998 (unaudited) and 1997 (unaudited)           4

               Notes to Unaudited Consolidated Financial Statements                       5

Item 2. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                  8

Item 3. Quantitative and Qualitative Disclosures about Market Risk                       12

Part II.       Other Information


Item 1.        Legal Proceedings                                                         12
Item 2.        Changes in Securities and Use of Proceeds                                 12
Item 3.        Defaults Upon Senior Securities                                           12
Item 4.        Submission of Matters to a Vote of Security Holders                       12
Item 5.        Other Information                                                         13
Item 6.        Exhibits and Reports on Form 8-K                                          13

Signatures


DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                        September 30,       December 31,
ASSETS                                                                       1998               1997
                                                                       -----------------  ------------------
                                                                         (Unaudited)

Cash and cash equivalents                                                  $ 12,433,691        $ 15,199,726
Investment securities available for sale
  (amortized cost - 1997, $2,499,753)                                                             2,499,860
Mortgage-backed securities available for sale
  (amortized cost - 1998, $3,414,094; 1997, $1,903,007)                       3,406,841           1,900,986
Loans receivable - net                                                       79,705,888          88,933,209
Loans held for sale                                                             920,700
Federal Home Loan Bank stock - at cost                                          975,000             975,000
Accrued interest receivable:
  Loans                                                                         766,567             823,266
  Investments                                                                    50,700              81,353
  Mortgage-backed securities                                                     17,415               6,902
Real estate owned                                                                99,571
Office property and equipment, net                                            1,999,637           1,956,404
Prepaid expenses and other assets                                               114,024             291,613
Prepaid income taxes                                                             53,039             115,316
Mortgage servicing rights                                                       333,190             371,361
Deferred income taxes                                                           181,139             177,429
                                                                          -------------       -------------
TOTAL ASSETS                                                              $ 101,057,402       $ 113,332,425
                                                                          =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                 $ 68,950,820        $ 76,883,201
  Advances from Federal Home Loan Bank                                       14,085,645          17,400,000
  Advances by borrowers for taxes and insurance                                 271,454             835,417
  Accrued interest payable                                                      241,342             358,171
  Accounts payable and accrued expenses                                       1,406,170           1,757,825
                                                                          -------------       -------------
      Total liabilities                                                      84,955,431          97,234,614

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value, 500,000 shares authorized, none issued
   Common stock, $.01 par value, 3,000,000 authorized; 1,157,000 issued
         and outstanding                                                         11,570              11,570
   Additional paid in capital                                                10,966,605          10,966,430
   Common stock acquired by the ESOP                                           (833,040)           (833,040)
   Unrealized losses on available for sale securities, net of tax                (5,272)             (1,263)
   Retained earnings-substantially restricted                                 5,962,108           5,954,114
                                                                          -------------       -------------
      Total stockholders' equity                                             16,101,971          16,097,811
                                                                          -------------       -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 101,057,402       $ 113,332,425
                                                                          =============       =============

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------


                                                                 Three months ended              Nine months ended
                                                                   September 30,                   September 30,
                                                            -----------------------------  ------------------------------
                                                                1998           1997             1998           1997
                                                                    (Unaudited)                     (Unaudited)

INTEREST INCOME:
  Interest on loans                                           $ 1,608,830    $ 1,814,916      $ 5,017,337    $ 5,612,898
  Interest on mortgage-backed securities                           51,576         16,730          144,779         23,551
  Interest and dividends on investments                           197,592        151,928          628,449        419,483
                                                              -----------    -----------      -----------    -----------
           Total interest income                                1,857,998      1,983,574        5,790,565      6,055,932
                                                              -----------    -----------      -----------    -----------
INTEREST EXPENSE:
  Deposits                                                        906,588      1,110,280        2,939,657      3,306,525
  Federal Home Loan Bank advances                                 233,597        355,788          747,342      1,136,434
                                                              -----------    -----------      -----------    -----------
           Total interest expense                               1,140,185      1,466,068        3,686,999      4,442,959
                                                              -----------    -----------      -----------    -----------
NET INTEREST INCOME                                               717,813        517,506        2,103,566      1,612,973

PROVISION FOR LOAN LOSSES                                          15,000        200,815           45,000        210,815
                                                              -----------    -----------      -----------    -----------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                                 702,813        316,691        2,058,566      1,402,158
                                                              -----------    -----------      -----------    -----------
OTHER INCOME:
  Service fees                                                    (15,363)        88,026           26,900        135,589
  Gain on sale of loans                                            12,923         69,977           42,805         86,609
  Realized market adjustment on loans                               7,484         12,096           15,558         22,787
  Other                                                            12,950         13,024           45,375         23,051
                                                              -----------    -----------      -----------    -----------
           Total other income                                      17,994        183,123          130,638        268,036
                                                              -----------    -----------      -----------    -----------
OTHER EXPENSES:
  Salaries and employee benefits                                  302,963        322,124          973,311        800,077
  Advertising                                                      83,079         37,714          294,056        138,924
  Federal insurance premiums                                       11,583         18,919           49,493         34,184
  Occupancy expense                                                48,218         49,481          148,274        150,906
  Data processing expense                                          43,867         42,791          132,320        112,552
  Directors fees                                                   22,565         29,114           71,578         82,852
  Professional fees                                                55,932         30,010          251,755         88,336
  Other general and administrative expenses                        63,775         76,983          254,623        159,880
                                                              -----------    -----------      -----------    -----------
           Total other expenses                                   631,982        607,136        2,175,410      1,567,711
                                                              -----------    -----------      -----------    -----------
INCOME (LOSS) BEFORE (PROVISION) BENEFIT
  FOR INCOME TAXES                                                 88,825       (107,322)          13,794        102,483

(PROVISION) BENEFIT FOR INCOME TAXES                              (37,300)        45,000           (5,800)       (43,000)
                                                              -----------    -----------      -----------    -----------

NET INCOME (LOSS)                                             $    51,525    $   (62,322)     $     7,994    $    59,483
                                                              ===========    ===========      ===========    ===========
BASIC EARNINGS PER SHARE                                      $      0.05            N/A      $      0.01            N/A
                                                              ===========    ===========      ===========    ===========

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------


                                                                            Common
                                                                            Stock
                                                                           Acquired                    Unrealized
                                                            Additional     by Stock                     Losses on        Total
                                                  Common      Paid-in      Benefit     Retained       Available for   Stockholders'
                                                   Stock      Capital       Plans      Earnings      Sale Securities     Equity

BALANCE, JANUARY 1, 1998                          $11,570    $10,966,430  ($833,040)   $5,954,114       ($1,263)       $16,097,811

  Net income for the nine months ended
    September 30, 1998 (unaudited)                                                          7,994                            7,994

  Refund of stock conversion costs (unaudited)                       175                                                       175

  Change in unrealized losses on available for
    sale securities, net of tax (unaudited)                                                              (4,009)            (4,009)
                                                 --------    -----------  ---------  ------------    -----------      ------------

BALANCE, SEPTEMBER 30, 1998 (unaudited)           $11,570    $10,966,605  ($833,040)   $5,962,108       ($5,272)       $16,101,971
                                                 ========    ===========  =========  ============    ===========      ============

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                                Nine-month Period Ended
                                                                                    September 30,
                                                                            ----------------------------
                                                                                1998             1997
                                                                                     (Unaudited)

OPERATING ACTIVITIES:
  Net income                                                                $      7,994    $     59,483
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation                                                                  77,735          89,565
    Provision for loan losses                                                     45,000         210,815
    Gain on sale of loans                                                        (42,805)        (84,518)
    Gain on real estate acquired through foreclosure                              (8,815)
    Loss on disposal of premises and equipment                                     7,635
    Realized market adjustment on loans                                          (15,558)        (22,787)
    Charge-off of loans receivable                                               (42,753)
    Amortization of:
      Deferred loan fees                                                        (152,314)        (75,250)
      Discount on investment and
        mortgage-backed securities                                                32,074          (4,458)
    Changes in assets and liabilities which
      provided (used) cash:
      Accrued interest receivable                                                 76,839          61,040
      Mortgage servicing rights                                                   38,171         (66,951)
      Prepaid expenses and other assets                                          177,589        (254,762)
      Accrued interest payable                                                  (116,829)         14,827
      Accounts payable and accrued expenses                                     (351,655)        172,246
      Income taxes                                                                62,277          53,299
      Deferral of loan fees                                                       87,877          78,847
                                                                            ------------    ------------
           Net cash provided by (used in) operating activities                  (117,538)        231,396
                                                                            ------------    ------------
INVESTING ACTIVITIES:
  Proceeds from maturity of investments                                        2,500,000       2,000,000
  Principal collected on long-term loans
    and mortgage-backed securities                                            18,833,837       9,983,631
  Long-term loans originated                                                 (13,378,079)    (10,092,632)
  Proceeds from sale of loans                                                  3,752,946       6,722,130
  Additions to real estate acquired through foreclosure                         (233,694)
  Proceeds from sale of real estate owned                                        142,938
  Redemption of Federal Home Loan Bank stock                                                     549,800
  Purchase of Federal Home Loan Bank stock                                                      (109,800)
  Purchase of investments                                                     (2,327,318)       (995,175)
  Purchases of premises and equipment                                           (128,603)        (60,754)
                                                                            ------------    ------------
           Net cash provided by investing activities                           9,162,027       7,997,200
                                                                            ------------    ------------
FINANCING ACTIVITIES:
  Net decrease in deposits                                                    (7,932,381)       (710,999)
  Decrease in advances by borrowers for taxes
    and insurance                                                               (563,963)       (533,279)
  Proceeds from Federal Home Loan Bank advances                                2,000,000      46,345,726
  Repayments of Federal Home Loan Bank advances                               (5,314,355)    (51,045,726)
  Refund of conversion costs                                                         175
                                                                            ------------    ------------
           Net cash used in financing activities                             (11,810,524)     (5,944,278)
                                                                            ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                           (2,766,035)      2,284,318

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                         15,199,726       2,643,452
                                                                            ------------    ------------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                                             $ 12,433,691    $  4,927,770
                                                                            ============    ============
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                                $  3,803,828    $  4,428,133
                                                                            ============    ============
    Income taxes                                                            $      4,764    $     14,967
                                                                            ============    ============
    Transfers of loans receivable into real estate owned                    $    233,694    $
                                                                            ============    ============

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)
--------------------------------------------------------------------------------


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

      The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1998. The consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-KSB dated April 15, 1998.

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


      Certain items in the 1997 financial statements have been reclassified to conform with the presentation in the 1998 financial statements.


2.    INVESTMENT SECURITIES

      Investment securities are summarized as follows:



                                                                           December 31, 1997
                                                       ----------------------------------------------------------
                                                                         Gross         Gross
                                                         Amortized     Unrealized    Unrealized    Approximate
                                                            Cost          Gain          Loss        Fair Value

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
                                                         ===========      =======        ========   ===========


3.    MORTGAGE-BACKED SECURITIES

      Mortgage-backed securities are summarized as follows:



                                                September 30, 1998                           December 31, 1997
                                   -----------------------------------------------------------------------------------------
                                                       Gross     Approximate                        Gross      Approximate
                                      Amortized     Unrealized      Fair            Amortized     Unrealized      Fair
                                        Cost           Loss         Value             Cost        Gain/(Loss)     Value
Available for sale:
FHLMC pass-through certificates       $  355,004     $   (468)   $   354,536       $   168,757     $  1,687   $   170,444
Collateralized Mortgage Obligations    3,059,090       (6,785)     3,052,305         1,734,250       (3,708)    1,730,542
                                      ----------     --------    -----------       -----------     --------   -----------
              Total                   $3,414,094     $ (7,253)   $ 3,406,841       $ 1,903,007     $ (2,021)  $ 1,900,986
                                      ==========     ========    ===========       ===========     ========   ===========





4.    LOANS RECEIVABLE

      Loans receivable consist of the following:

                                         September 30,   December 31,
                                             1998            1997
                                         ------------    ------------

First mortgage loans (primarily one-
  to four-family residential)            $ 70,132,667    $ 79,244,982
Loans on savings accounts                     627,036         749,969
Home equity loans - fixed rate              7,541,063       7,413,485
Equity lines of credit - variable rate      2,379,278       2,946,938
Small business loans                          344,011
                                         ------------    ------------
    Total                                  81,024,055      90,355,374

Less:
  Allowance for loan losses                  (465,062)       (462,815)
  Deferred loan fees                         (853,105)       (959,350)
                                         ------------    ------------
    Total                                $ 79,705,888    $ 88,933,209
                                         ============    ============

       The following is an analysis of the allowance for loan losses:


                                                      Nine Months Ended
                                                        September 30,
                                                   ----------------------
                                                     1998          1997
                                                   ---------    ---------

                Balance, beginning of period       $ 462,815    $ 247,000
                Provision charged to operations       45,000      210,815
                Charge-offs                          (42,753)        --
                                                   ---------    ---------

                Balance, end of period             $ 465,062    $ 457,815
                                                   =========    =========



         Loans delinquent more than 90 days are placed on nonaccrual status. Interest reserved from these loans amounted to $11,133 and $18,459 at September 30, 1998 and December 31, 1997, respectively.

5.    DEPOSITS

      Deposits by stated type are summarized as follows:

                                     September 30, 1998            December 31, 1997
                                   ------------------------    -----------------------
                                       Amount       Percent         Amount      Percent

Demand deposit accounts            $ 1,315,365        1.9%       $ 1,063,720      1.4%
Passbook accounts                    1,762,239        2.5          2,494,272      3.2
Money market deposit accounts:       6,871,742       10.0          8,532,239     11.1
91-day to five-year money market
  certificates:                     59,001,474       85.6         64,792,970     84.3
                                    ----------       ----         ----------     ----
Total                              $68,950,820      100.0%       $76,883,201    100.0%
                                   ===========      =====        ===========    =====



6.       COMPREHENSIVE INCOME

      The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. Total comprehensive income for the nine month periods ended September 30, 1998 and 1997 amounted to income of $3,985 and $69,624, respectively. Total comprehensive income for the three month periods ended September 30, 1998 and 1997 amounted to income of $43,619 and a loss of $59,729, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

        Total assets decreased $12.3 million or 10.8% to $101.1 million at September 30, 1998 compared to $113.3 million at December 31, 1997. Such decrease was primarily due to decreases in investment securities available for sale, cash and cash equivalents, and loans receivable, offset somewhat by increases in mortgage-backed securities. Total liabilities decreased $12.2 million or 12.6% to $85.0 million at September 30, 1998. Such decrease was primarily due to a decrease in both deposits and advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. Stockholders' equity amounted to $16.1 million at September 30, 1998 and December 31, 1997.

Results of Operations for the Three and Nine Months Ended September 30, 1998 and 1997.


        General. Net income amounted to $52,000 for the three months ended September 30, 1998 compared to a net loss of $62,000 for the third quarter of 1997. Net income amounted to $8,000 for the nine months ended September 30, 1998 compared to net income of $59,000 for the nine months ended September 30, 1997. The net income for the three months ended September 30, 1998 compared to a net loss in the same period in 1997, was primarily due to an increase in net interest income from $518,000 for the three months ended September 30, 1997, to $718,000 for the three months ended September 30, 1998. The $51,000 decrease in net income for the nine months ended September 30, 1998 was primarily due to an increase in other expenses from $1,568,000 for the nine months ended September 30, 1997 to $2,175,000 for the nine months ended September 30, 1998, which was partially offset by an increase in net interest income of $491,000and a decrease in the provision for loan losses of $166,000.

        Net Interest Income. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $200,000 or 38.7% to $718,000 for the three months ended September 30, 1998 compared to $518,000 for the same period in 1997. Net interest income increased $491,000or 30.4% to $2,104,000 for the nine months ended September 30, 1998 compared to $1,613,000 for the same period in 1997. These significant increases in net interest income were due to actions taken by the Bank to reduce its interest rate risk exposure and investing the proceeds received from the stock conversion in interest-earning assets. Such actions included repaying FHLB advances and reducing higher rate certificates of deposit. The interest rate spread increased from 1.71% at September 30, 1997 to 1.86% at September 30, 1998.

        Interest Income. Total interest income was $1.9 million for the three months ended September 30, 1998 compared to $2.0 million for the same period in 1997 representing a decrease of $126,000 or 6.3%. Interest income was $5.8 million for the nine months ended September 30, 1998 compared to $6.1 million for the same period in 1997 representing a decrease of $265,000 or 4.4%. The decrease in interest income on loans for both periods in 1998 is due to a decrease in the average balance of such assets and was offset somewhat by an increase in interest and dividends on investments as a result of an increase in the average balance of such assets. The balance of loans receivable decreased due to an increase in loan prepayments. The increase in interest income on investments for both periods in 1998 was due to the increase in the balance of such assets due to the proceeds received in the Conversion.

        Interest Expense. Interest expense decreased $326,000 or 22.2% to $1.1 million for the three months ended September 30, 1998 compared to $1.5 million for the comparable period in 1997. For the nine months ended September 30, 1998, interest expense decreased $756,000 or 17.0% to $3.7 million from $4.4 million for the nine months ended September 30, 1997. Such decreases were primarily due to a decrease in interest expense on advances from the FHLB of Pittsburgh and on deposits as a result of a decrease in the average balance of such liabilities and a decrease in the average rate paid on these liabilities.

        Provision for Loan Losses. The provision for loan losses decreased to $15,000 for the three months ended September 30, 1998 compared to the $201,000 provision for the third quarter ended September 30, 1997. For the nine months ended September 30, 1998 the provision for loan losses amounted to $45,000 compared to $211,000 for the same period in 1997. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Bank's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current economic conditions.


        Other Income. Other income decreased $165,000 or 90.2% to $18,000 for the three months ended September 30, 1998 compared to the same period in 1997 due to a decrease in gains on loans sold and servicing fees. The decrease in servicing fees was due to an increase mortgage loan prepayments. As a result of increased mortgage loan prepayments, amortization of mortgage servicing rights was increased. Other income decreased $137,000 or 51.3% to $131,000 for the nine months ended September 30, 1998 compared to the same period in 1997 due primarily to a decrease in gains on loans sold and servicing fees. The decrease in servicing fees was due to an increase mortgage loan prepayments. As a result of increased mortgage loan prepayments, amortization of mortgage servicing rights was increased.

        Other Expenses. Other expenses increased $25,000 or 4.1% to $632,000 for the three months ended September 30, 1998 compared to the same period in 1997. Other expenses increased $608,000 or 38.8% to $2.2 million for the nine months ended September 30, 1998 compared to the same period in 1997. The $25,000 increase in other expenses for the three months ended September 30, 1998, as compared to the third quarter of 1997 was primarily due to increases in advertising and professional fees. Advertising expenses for the three months ended September 30, 1998 were higher due to increased advertising in introducing new products. Professional fees increased for the three months ended September 30, 1998 due to fees charged by outside professional firms in connection with reporting and other obligations associated with being a public company. The $608,000 increase in other expenses for the nine months ended September 30, 1998 was primarily due to increases in salaries and employee benefits, advertising, professional fees and other general and administrative expenses. The increase in salaries and benefits was primarily due to costs related to the resignation of the Company's president. The increase in advertising expense was due primarily to increased advertising in introducing new products. The increase in professional fees was due to additional legal expenses and outside consultants. Legal fees have increased due to the additional reporting requirements and other obligations as a public company and expenses related to the severance agreement with the Company's former president. Consulting fees have been incurred for branch feasibility and personnel matters. The increase in other general and administrative expenses was primarily due to expenses incurred as a result of the Company's annual meeting held in August 1998.

Income Taxes. The provision for income taxes amounted to a provision of $37,000 and a benefit of $45,000 for the three months ended September 30, 1998 and 1997, respectively, resulting in effective tax rates of 42.0% and (41.9%), respectively. The provision for income taxes amounted to $6,000 and $43,000 for the nine months ended September 30, 1998 and 1997, respectively, resulting in an effective tax rate of 42.0% for both periods.

Liquidity and Capital Resources

        The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. Although scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank manages the pricing of its deposits to maintain a steady deposit balance. In addition, the Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. The Bank generally has been able to generate enough cash through the retail deposit market, its traditional funding source, to offset the cash utilized in investing activities. As an additional source of funds, the Bank may borrow from the FHLB of Pittsburgh and has access to the Federal Reserve discount window. At September 30, 1998, the Bank had $14.1 million of outstanding advances from the FHLB of Pittsburgh.

        As of September 30, 1998, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At September 30, 1998, the Bank's tangible, core and risk-based capital ratios amounted to 13.2%, 13.2% and 24.0%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

        The Bank has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The majority of the Bank's data processing is provided by a third party service bureau. The service bureau is actively involved in resolving Year 2000 issues and has provided the Bank with frequent updates regarding their progress. The service bureau has advised the Bank that it expects to have the majority of the Year 2000 issues resolved before the end of 1998. The Bank tested their system for Year 2000 compliance during the third quarter of 1998 with no exceptions noted. The Bank presently believes that, based on the progress of the Bank's service bureau, the Year 2000 problem will not pose significant operational problems for the Bank's computer system. Costs are anticipated to be immaterial at this time.

Forward-Looking Statements


        This form 10-QSB contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in this document, the words "anticipate," "believe," "estimate," "except," "intend," "should," and similar expressions, or the negative thereof, as they relate to the Company or Company's management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

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

Item 4. Submission of Matters to a Vote of Security Holders

        On August 19, 1998, the Annual Meeting of stockholders of the Company was held to elect one director, to approve the 1998 Stock Option Plan, to approve the 1998 Recognition and Retention Plan and Trust Agreement, and to ratify appointment of the Company's independent auditors.

        With respect to the election of Ernest J. Peoples as director, the results were as follows: 862,098 Votes For and 200,464 Votes Withheld.

        With respect to the approval of the 1998 Stock Option Plan, the results were as follows: 428,744 Votes For, 251,850 Votes Against, 77,750 Votes Abstaining, and 304,218 Non-Votes.

         With respect to the approval of the 1998 Recognition and Retention Plan and Trust Agreement, the results were as follows: 398,551 Votes For, 280,509 Votes Against, 76,385 Votes Abstaining, and 307,117 Non-Votes.

         With respect to the ratification of Deloitte and Touche LLP as the Company's independent auditors, the results were as follows: 960,535 Votes For, 29,127 Votes Against, and 72,900 Votes Abstaining.


Item 5. Other Information

               None.

Item 6. Exhibits and Reports on Form 8-K

               None.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      DELAWARE FIRST FINANCIAL CORPORATION



Date: November 13, 1998               By:  /s/Ernest J. Peoples
                                          -----------------------------------
                                          Ernest J. Peoples
                                          President


Date: November 13, 1998               By: /s/Lori N. Richards
                                          -----------------------------------
                                          Lori N. Richards
                                          Secretary and Treasurer
                                          (principal accounting officer)