Form 10KSB
period 1998-12-31
DELAWARE FIRST FINANCIAL CORP
filed 1999-04-01
CIK 1046001

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X]  Annual report under Section 13 or 15(d) of the  Securities  Exchange Act of
     1934

                   For the fiscal year ended December 31, 1998

                                       OR

[_] Transition report under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                          Commission File No.: 0-23499

                      DELAWARE FIRST FINANCIAL CORPORATION
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                         52-2063973
(State of Other Jurisdiction of                  (I.R.S. Employer Identification
 Incorporation or Organization)                               Number)

400 Delaware Avenue, Wilmington, Delaware                         19801
        (Address of Principal                                  (Zip Code)
        Executive Offices)

         Issuer's Telephone Number, Including Area Code: (302) 421-9090

         Securities registered under Section 12(b) of the Exchange Act:
                                 Not Applicable

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock (par value $.01 per share)
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $3.0 million.

As of March 25, 1999, the aggregate value of the 1,059,143 shares of Common Stock of the Registrant issued and outstanding on such date, which excludes 97,857 shares held by all directors and executive officers of the Registrant and the Registrant's Employee Stock Ownership Plan ("ESOP") as a group, was approximately $14.9 million. This figure is based on the closing sales price of $14.062 per share of the Registrant's Common Stock on March 25, 1999. Although directors and executive officers and the ESOP were assumed to be "affiliates" of the Registrant for purposes of this calculation, the classification is not to be interpreted as an admission of such status.

Number of shares of Common Stock outstanding as of March 25, 1999: 1,157,000 Transitional Small Business Disclosure Format: Yes [_] No [X]

                                     PART I

Item 1. Business

General

     Delaware First Financial Corporation (the "Company") is a Delaware-chartered savings and loan holding company and the sole stockholder of Delaware First Bank, FSB (the "Savings Bank"). The only significant assets of the Company are the capital stock of the Savings Bank, the Company's loan to the Employee Stock Ownership Plan ("ESOP") and the portion of the proceeds retained by the Company in connection with the Savings Bank's conversion to stock form, discussed below. The business of the Company currently consists of the business of the Savings Bank. At December 31, 1998, the Company had total assets of $98.8 million, total deposits of $66.3 million, and total stockholders' equity of $16.3 million or 16.5% of total assets.

     On November 18, 1998, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with The Crown Group, Inc.("Crown"), Casselberry, Florida, pursuant to which Crown will acquire the Company and the Savings Bank. The Agreement was subsequently amended and restated as of February 17, 1999. The Agreement provides for the exchange of each share of the Company's issued and outstanding common stock for $15.50. The acquisition is contingent upon receipt of approvals from regulatory authorities and the Company's stockholders. It is presently anticipated that the transaction will be consummated in the second quarter of calendar year 1999.

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

     The principal sources of funds for the Savings Bank's activities are deposits, repayments of loans and mortgage-backed securities, maturities of investments and interest-bearing deposits, funds provided from operations and advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. The Savings Bank's funds are used principally for the origination of loans secured by first mortgages on one- to four-family residences which are located in its market area. Such loans totaled $70.9 million, or 87.4 %, of the Savings Bank's total loan portfolio at December 31, 1998. The Savings Bank's principal source of revenue is the interest received on loans, and its principal expense is the interest paid on deposits and FHLB of Pittsburgh advances.

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

Supervisory Agreement

     Since May 21, 1997, the Savings Bank has been operating under a Supervisory Agreement with the OTS. Under the Supervisory Agreement, the Savings Bank has agreed to take actions to improve its compliance with certain OTS regulations in the area of interest rate risk, develop a three year business plan, implement and periodically follow up on the Savings Bank's interest rate risk policy, establish procedures providing for detailed minutes of Board of Directors and committee meetings, establish procedures to insure Board members are presented with sufficient information in order to make informed judgments and improve regulatory compliance. With regard to interest rate risk management, the Savings Bank has adopted and submitted to the OTS a revised interest rate risk policy and undertaken certain actions including the sale of fixed rate mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC") and lengthening the maturities of certain FHLB advances. The Supervisory Agreement also required that the Savings Bank submit a three year written Business Plan to the OTS which addresses goals and strategies for improving and sustaining earnings. The Business Plan is required to identify major areas for improving operating performance and achieving and maintaining adequate levels of capital while addressing operating expenses (including management compensation), the Savings Bank's cost of funds and asset growth. The Business Plan is required to be updated annually and reviewed by the Savings Bank's Board of Directors at least quarterly. Pursuant to the requirements of the Supervisory Agreement, the Business Plan was submitted to the OTS regional office on August 28, 1997. The Supervisory Agreement also required the OTS be notified 30 days before a new director or executive officer is appointed. Further, the Savings Bank must provide notice to the OTS prior to extending, renewing, reviewing or entering into any compensation or benefit-related contract with a senior executive officer or director of the Savings Bank. The Supervisory Agreement will remain in effect until terminated by the OTS.

     Due to the planned acquisition of the Company by Crown, the provision in the Supervisory Agreement requiring annual updates of the Company's business plan has been waived as long as the Agreement remains in effect. All other provisions of the Supervisory Agreement remain in effect.

Lending Activities

     The following table sets forth information concerning the types of loans held by the Company:


                                                              Composition of Loan Portfolio
                                             ---------------------------------------------------------------
                                                                      December 31,
                                             ---------------------------------------------------------------

                                                         1998                              1997
                                             ----------------------------      -----------------------------
                                                               Percent of                         Percent of
                                               Amount            Total           Amount              Total
                                             -----------       ----------      -----------        ----------
Real estate loans:
Residential mortgage                         $70,855,074         87.44%        $79,244,982            89.11%
                                             -----------        ------         -----------           ------
 Total real estate loans                      70,855,074         87.44          79,244,982            89.11

Other loans:
  Deposit accounts                               630,761          0.78             749,969             0.84
  Small business loans                           774,746          0.95                   0             0.00
  Home equity loans                            7,556,783          9.33           7,413,485             8.34
  Equity lines of credit                       2,551,908          3.15           2,946,938             3.31
                                             -----------        ------         -----------           ------
    Total other loans                         11,514,198         14.21          11,110,392            12.49
                                             -----------        ------         -----------           ------
    Total loans, gross                        82,369,272        101.65          90,355,374           101.60
                                             -----------        ------         -----------           ------

Less:
  Unamortized loan fees                          852,604          1.05             959,350             1.08
  Allowance for loan losses                      489,355          0.60             462,815             0.52
                                             -----------        ------         -----------           ------

Total loans, net                             $81,027,313        100.00%        $88,933,209           100. 0%
                                             ===========        ======         ===========           ======

     The Company is currently servicing loans for the benefit of others. Such loans totaled $51.8 million, $56.7 million and $54.3 million at December 31, 1998, 1997 and 1996, respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing fees generated by these activities were $56,000, $105,000 and $190,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, at December 31, 1998, the Company had outstanding loan origination commitments of $1,474,000 for fixed and adjustable rate loans with rates ranging from 5.50% to 9.95%. These commitments are expected to be funded within one year. Commitments are issued in accordance with the same loan policies and underwriting standards as settled loans.

     The following table sets forth the estimated maturity of the Company's gross loan portfolio at December 31, 1998. Scheduled contractual principal repayments of loans do not reflect the actual life of such assets. The actual life of the loan is substantially less than its contractual terms because of prepayments. In addition, due on sale clauses on loans generally give the Company the right to declare loans immediately due and payable in the event, among other things, that the borrower sells the real property subject to the mortgage and the loan is not repaid. The average life of mortgage loans tends to increase, however, when the current mortgage loan market rates are substantially higher than rates on existing mortgage loans and, conversely, decrease when rates on existing mortgage loans are substantially higher than current mortgage loan market rates. All mortgage loans are shown as maturing based on the date of the last payment required by the loan agreement except as noted.

                                                            Contractual Maturity of Loans
                            ---------------------------------------------------------------------------------------

                                                           More than       More than
                            Within 6        6 to 12       one year to     three years       Over 5
                             months         months        three years    to five years       years           Total
                            --------        -------       -----------    -------------      -------         -------
                                                               (In Thousands)
Residential
  Mortgage                   $    3            $  0          $1,239          $3,016         $66,597         $70,855
Deposit accounts                630               0               0               0               0             630
Small business loans              0             177             250              77             271             775
Home equity loans                18             138           1,153           2,610           3,638           7,557
Equity lines of
  credit(1)                   2,552               0               0               0               0           2,552
                            -------         -------         -------         -------         -------         -------
  Total loans                $3,203            $315          $2,642          $5,703         $70,506         $82,369
                            =======         =======         =======         =======         =======         =======

----------

(1) Equity lines of credit are open-ended and have no stated maturity date and are shown as being due when interest rates are next subject to change.

     The following table sets forth the amount of fixed rate and adjustable rate loans at December 31, 1998 which are due after December 31, 1999:


                                            Loans at 12/31/98 due after 12/31/99
                                            ------------------------------------
                                             Fixed      Adjustable       Total
                                            -------     ----------      -------
                                                      (Dollars in thousands)
Residential mortgage                        $63,040        $7,812       $70,852
Small business loans                              0           598           598
Deposit account loans                             0             0             0
Home equity loans                             7,401             0         7,401
Equity lines of credit                            0             0             0
                                            -------       -------       -------

     Total                                  $70,441        $8,410       $78,851
                                            =======       =======       =======

   Percent of total loans                     85.52%        10.21%        95.73%

     The following table sets forth certain information with respect to the Company's loan origination, purchase and sales activity for the periods indicated:


                                                         Year Ended December 31,
                                              --------------------------------------------
                                                  1998            1997            1996
                                              ------------    ------------    ------------
Net loans receivable at beginning of period   $ 88,933,209    $ 98,042,118    $ 78,835,306

Loans originated:
  Real estate loans:
    First mortgage loans                        13,239,365       6,220,820      31,673,585
    Home equity loans                            4,131,020       2,267,896       3,139,302
    Equity lines of credit                       1,770,042       2,103,992       2,691,392
    Small business loans                           864,505               0               0
    Collateral loans                               644,112         783,065         713,357
                                              ------------    ------------    ------------
          Total loans originated              $ 20,649,044    $ 11,375,773    $ 38,217,636

Loans purchased:
    Participations                                  67,924          57,371          18,400
                                              ------------    ------------    ------------
          Total loans purchased               $     67,924    $     57,371    $     18,400

Loans sold:
    Whole loans                               $ (5,218,213)     (6,812,130)     (2,599,494)
    Participations                                       0               0      (2,008,782)
                                              ------------    ------------    ------------
          Total loans sold                    $ (5,218,213)   $ (6,812,130)   $ (4,608,276)
                                              ------------    ------------    ------------

Principal repayments                          $(23,530,448)   $(13,618,232)   $(15,414,110)
Allowance for losses -(increase)                   (69,294)       (215,815)        (47,000)
Reclassifications-Held for Sale                          0               0       1,020,000
Other activity, net                                195,091         104,124          20,162
                                              ------------    ------------    ------------
Net loan increase (decrease)                    (7,905,896)     (9,108,909)     19,206,812
                                              ------------    ------------    ------------

Net loans receivable at end of period         $ 81,027,313    $ 88,933,209    $ 98,042,118
                                              ============    ============    ============

     At December 31, 1998, total loans amounted to $81.0 million of which $70.9 million or 87.4% were first mortgage loans secured by one- to four-family residences. The majority of the Company's loans have interest rates which are fixed for the term of the loan ("fixed rate"). To a much lesser extent, when market conditions are favorable, the Company originates loans with rates of interest which may adjust from period to period during the term of the loan ("adjustable rate"). The Company's reliance on interest income from fixed rate loans has made it more susceptible to changes in interest rates and, as a result, both its capital and its interest income could be adversely affected in a rising interest rate environment.

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

     Certain officers of the Savings Bank each individually have lending authority as defined and approved by the Board of Directors. Limits of this lending authority are set for the loan amount, loan-to-value ratio, credit ratios and credit quality. Residential mortgage and home equity loans that fit within these authority limits are approved by an individual officer or officers. All other loans are reviewed by a Loan Committee consisting of (1) either the President, the Executive Vice President or the Vice President of Finance and Administration; (2) the Vice President of Residential Lending; and (3) the Vice President of Retail Banking Services. In the case of loans that are reviewed by the Loan Committee, a majority of the Committee is required for the approval of a loan. The Vice President of Residential Lending is responsible for maintaining records of all Loan Committee meetings. A summary report of all loans approved is submitted to the Board of Directors each month for their ratification.

     Promptly after the Company approves a loan it provides a commitment letter to the borrower which specifies the terms and conditions of the proposed loan including the amount of the loan, the interest rate, the amortization term, a brief description of the required collateral and required insurance coverage, including fire and casualty insurance, and flood insurance as required. The Company also requires each loan to have title insurance. At December 31, 1998, the Company had commitments to originate $1,449,000 in mortgage and home equity loans.

     The Company does not purchase whole loans. However, it does occasionally purchase participation interests in loans. Participation interests in loans are reviewed and approved by either the Board of Directors or the Executive Committee. The amount of the loan participation must be approved by the Board of Directors. For the year ended December 31, 1998, the Company purchased $68,000 of loan participations originated by Delaware Community Investment Corporation ("DCIC").

     The Company requires private mortgage insurance on all first mortgage loans when the loan-to-value ratio exceeds 80%. The Company retains servicing on all loans originated. From time to time, the Company also sells certain of the loans or participation interests in loans it originates. The only loans the Company sells are fixed-rate residential mortgage loans. For the year ended December 31, 1998, the Company sold $5.2 million of such loans. Such loans are sold to either the FHLMC, Federal National Mortgage Association ("FNMA"), another financial institution, or a state housing authority.

     All loans collateralized by deposits held by the Savings Bank must be approved by the Customer Service Supervisor, Branch Manager, or their designee. Loans of this type in excess of $25,000 must be approved by either the Vice President - Branch Sales Manager, Vice President Retail Banking Services or the Chief Operating Officer.

     Originations, Purchases and Sales of Loans. As a federal association, the Savings Bank is permitted to make and/or purchase loans nationwide. The Company originates and purchases participations in loans secured by real estate located only in its market area. Recently, the Company's purchasing activities have been limited to purchasing participations from DCIC. The Company makes home mortgage loans secured by owner and nonowner occupied dwellings as well as second mortgage loans secured by real estate. The Company also makes small business loans and loans secured by savings accounts. To a lesser extent, from time to time, the Company makes construction loans secured by residential real estate or participates in permanent or construction loans originated by other federally-insured financial institutions. The Company also participates in permanent mortgage loans originated by DCIC secured by multi-family dwelling units. DCIC is a community investment corporation formed to provide financing for low and moderate income families through a loan pool formed by the commitment of over 30 banks. The Company purchases participations in loans based upon its pro-rata share of the total loan pool.

     The Company's ability to originate loans is based on several factors. These include the level of interest rates, the needs of its customers, its asset and liability funding needs and the success of its marketing efforts. The Company's mortgage loan originations for the year ended December 31, 1998 were $13.2 million compared to $6.2 million for the year ended December 31, 1997.

     One to Four-Family Residential Loans. The Company's primary lending activity consists of the origination of one to four-family residential mortgage loans secured by property located in its primary market area. The Company generally originates conforming one to four-family owner occupied residential mortgage loans in amounts up to 95% loan-to-value ratio -- 97% in the case of some first time home buyer programs -- with private mortgage insurance required on loans with a loan-to-value ratio in excess of 80%. The maximum loan-to-value ratio on mortgage loans secured by nonowner occupied properties generally is limited to 75%. The Company primarily originates fixed-rate loans having terms from five to 30 years, with principal and interest payments calculated using up to a 30-year amortization period. At December 31, 1998, approximately 11.0% of the Company's one- to four-family residential loans had adjustable rates of interest.

     Home Equity. The Company's loan portfolio also contains fixed-rate home equity loans and variable rate equity lines of credit. These loans and lines of credit totaled $10.1 million and comprised 12.5% of the total loan portfolio at December 31, 1998.

     The Company originates fixed rate home equity loans for a minimum of three years and a maximum of 15 years in amounts ranging from $5,000 to $150,000. The maximum loan-to-value ratio is 100%. However, the Company only lends up to 90% of loan-to-value ratio on loans with first mortgages that have been outstanding for one year or less. During the year ended December 31,

1998, the Company originated $4.1 million in home equity loans. At December 31, 1998, all of the Company's home equity loans were secured by first or second mortgages.

     The Company also originates variable rate home equity lines of credit. These lines of credit range in amounts from $10,000 to $100,000 and also require a perfected second lien on owner occupied real property. For variable rate equity lines of credit, the maximum loan-to-value ratio is 90%. For the year ended December 31, 1998, the Company advanced $1.8 million on home equity lines of credit.

     Small Business Loans. On June 1, 1998, the Savings Bank established a Small Business Banking Division. The purpose of the division was to expand the Savings Bank's lending activities, diversify the loan portfolio and provide interest earning assets that were sensitive to interest rate fluctuations. An experienced commercial lender was hired to develop lending policies and lead the new division in all aspects of commercial lending. During the first few months of operation, the new department head developed a Commercial Credit Policy Guide, set up the operating system to properly process commercial loans and developed a portfolio of Commercial Lending documents. The Commercial Credit Policy Guide set parameters and guidelines for credit authority, loan pricing, collateral, real estate lending and other areas of commercial lending.

     Commercial lending activities are limited to customers with total lending needs of $500,000 or less. All types of loans are considered, including lines of credit, term loans, time notes, letters of credit and commercial mortgages. Collateral may include mortgages, vehicles, security agreements and, on occasion, unsecured loans. Virtually all loans will have variable rates that adjust with the prime rate and all loans will be guaranteed personally by the principals of the businesses involved.

     During the last five months of 1998, 17 separate commercial loans were granted aggregating approximately $865,000. All of the loans granted had variable initial interest rates ranging form 9.5% to 11.0%.

     Loans to One Borrower. Federal law requires that, in general, the maximum amount of loans which the Savings Bank may make to any one borrower may not exceed the greater of $500,000 or 15% of its unimpaired capital and unimpaired surplus. Higher limits apply to loans to develop domestic housing units. The Savings Bank may lend an additional 10% of its unimpaired capital and unimpaired surplus if the loan is fully secured by readily marketable collateral. Under federal law, the Savings Bank's maximum loan-to-one borrower limit was approximately $2.4 million at December 31, 1998. However, the Savings Bank has established an internal limit on loans to one borrower of $1.0 million. At December 31, 1998, the aggregate loans outstanding to the Company's three largest borrowers and related entities were $390,000, $373,000 and $347,000, respectively. Each of these loans was secured and performing in accordance with their original terms as of December 31, 1998.

Nonperforming and Problem Assets

     Loan Delinquencies. The Company classifies a loan as delinquent when payment is 16 days past due. When a mortgage loan becomes 16 days past due, a computer generated notice of nonpayment is sent to the borrower. On the 21st day, a personal call is made to verify receipt of the first notice and to request payment. A second delinquency notice is then mailed on the 30th day. If, after 60 days, payment is still delinquent, the borrower will be advised in writing of the Company's intent to commence foreclosure. If the loan continues in a delinquent status for 90 days and no repayment plan is in effect, the delinquent account is referred to an attorney for foreclosure. At December 31, 1998, the Company's total delinquent loans, consisting of all loans 30 or more days past due, amounted to $326,000, or .40% of its total loan portfolio.

     The following table shows the Company's total delinquent loans at the dates indicated:


                                                           December 31,
                        -----------------------------------------------------------------------------------
                                        1998                                       1997
                        ---------------------------------------    ----------------------------------------

Loans Delinquent                                    Percentage                                Percentage of
    For                  Number        Amount      of Portfolio    Number          Amount       Portfolio
-------------------     --------     ----------    ------------    ------        ----------   -------------
30-59 days                     9        177,193        0.22%           38        $1,886,884        2.09%
60-89 days                     1         54,523        0.07             7           188,790        0.21
90 days and
  over                         3         94,317        0.11            14           774,202        0.86
                        --------     ----------        ----        ------        ----------        ----
Total delinquent
  loans                       13     $  326,033        0.40%           59        $2,849,876        3.16%
                        ========     ==========        ====        ======        ==========        ====

     The following table shows the Company's delinquent loans by loan type:


                                                            December 31,
                                 ------------------------------------------------------------------
                                          1998                                   1997
                                 ----------------------------         -----------------------------

                                                Percentage of                         Percentage of
                                                  Delinquent                           Delinquent
        Loan Type                 Amount            Loans               Amount            Loans
----------------------           --------       -------------         ----------      -------------
Residential mortgage              212,688           65.23%            $2,445,396          85.81%
Small business loans                    0            0.00                      0           0.00
Deposit accounts                    6,768            2.08                 60,975           2.14
Home equity loans                 106,577           32.69                207,512           7.28
Equity lines of credit                  0            0.00                135,993           4.77
                                 --------          ------             ----------         ------
    Total                        $326,033          100.00%            $2,849,876         100.00%
                                 ========          ======             ==========         ======

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

     Nonperforming Assets. The following table sets forth information regarding nonaccrual loans and real estate owned. As of the dates indicated, the Company had no loans categorized as troubled debt restructurings within the meaning of SFAS 15. Interest income that would have been recorded on loans accounted for on a nonaccrual basis under the original terms of such loans was approximately $4,000 and $18,000 for the years ended December 31, 1998 and December 31, 1997, respectively.

     The following table presents the Company's non-performing and restructured assets at the dates indicated.

                                                             December 31,
                                                        ---------------------
                                                        1998             1997
                                                        ----             ----
                                                        (Dollars in Thousands)

Non-accrual loans                                        $94             $774
Real estate owned                                         71                0
                                                        ----             ----
Total non-performing loans                              $165(1)          $774(2)
                                                        ====             ====


Percentage of total loan
  portfolio                                             0.20%            0.86%
Percentage of total assets                              0.17%            0.68%

----------

(1) Consists of $141,000 in residential mortgage loans and $24,000 in home equity loans.

(2) Consists of $623,000 in residential mortgage loans, $51,000 in home equity loans and $100,000 in equity lines of credit loans.

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

     The following table presents the Company's classified assets at the dates indicated:

                                                              December 31,
                                                        ----------------------
                                                        (Dollars in Thousands)
                                                         1998            1997
                                                         ----            ----
Classification
   Substandard                                           $861(1)         $735(2)
   Doubtful                                                 0               0
   Loss                                                     0               0
                                                         ----            ----

          Total Classified Assets                        $861            $735
                                                         ====            ====
----------

(1)  Consists  of  $779,000  in  residential   mortgage   loans   classified  as
     substandard and $82,000 in home equity loans classified as substandard.

(2)  Consists  of  $625,000  in  residential   mortgage   loans   classified  as
     substandard, $45,000 in home equity loans classified as substandard and $65,000 in equity line of credit loans classified as substandard.

     Allowance for Loan Losses. The Company's policy is to provide for losses based on management's estimate of the losses that may be incurred with respect to its loan portfolio. When the

Company increases the allowance for loan losses it does so by establishing a charge against income. The estimate, including a review of all loans on which full collectibility of interest and principal may not be reasonably assured, considers: (i) the Company's past loan loss experience, (ii) known and inherent risks in the Company's portfolio, (iii) adverse situations that may affect the borrower's ability to repay, (iv) the estimated value of any underlying collateral, and (v) current economic conditions.

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

     The following table sets forth an analysis of the Company's allowance for loan losses at the dates indicated:

                                                                    Year Ended December 31,
                                                         -----------------------------------------------
                                                          1998                1997                1996
                                                         -------             -------             -------
                                                                   (Dollars in thousands)
Gross Loan Principal Balance Outstanding                 $82,369             $90,355             $99,353
                                                         =======             =======             =======
Average Loans Outstanding                                $83,848             $95,371             $91,061
                                                         =======             =======             =======
Allowance Balance at beginning of period                 $   463             $   247             $   200
                                                         -------             -------             -------
Loans charged off                                             43                   0                   0
Recoveries                                                     0                   0                   0
                                                         -------             -------             -------
Net loans charged-off                                         43                   0                   0
                                                         -------             -------             -------
Provision for possible loan losses                            69                 216                  47
                                                         -------             -------             -------
Allowance Balance at end of period                       $   489             $   463             $   247
                                                         =======             =======             =======

Allowance for loan losses to total loans                    0.59%               0.51%               0.25%

Allowance for loan losses to total
  non-performing loans                                    296.36%              59.82%              65.69%
Net charge-offs to average loans outstanding
   during the period                                        0.05%                 --                  --

     Allocation of Allowance for Loan Losses. The following table presents an allocation of the allowance for loan losses among the various loan classifications and sets forth the percentage of loan type to total loans. The allowance shown in the table should not be interpreted as an indication that charge-offs in future periods will occur in these amounts or proportions or that the analysis indicates future charge-off trends.

                                                                   December 31,
                                         ---------------------------------------------------------------
                                                     1998                            1997
                                         ----------------------------        ---------------------------
                                                        Percentage of                      Percentage of
                                         Amount          Total Loans         1997          Total Loans
                                         ------         -------------        ----          -------------
                                                              (Dollars in thousands)
First mortgage loans                      $284               86.02%          $236               87.70%
Small business loans                        12                0.94              0                   0
Home equity loans                          118                9.17            140                8.21
Equity lines of credit                      75                3.10             86                3.26
Collateral loans                             0                0.77              1                0.83
                                          ----              ------           ----              ------

          Total                           $489              100.00%          $463              100.00%
                                          ====              ======           ====              ======

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

     The goals of the Company's investment policy are to (i) maintain profitability; (ii) invest in relatively high quality securities; (iii) maintain adequate liquidity levels for meeting cash demands; (iv) maintain compliance with regulations; and (v) provide a short-term source of funds for the funding of loans designated for sale. Investment decisions are based on these goals as well as a review of risk- based capital established for each type of security.

     During periods when mortgage loan demand is moderate, the Company has invested its funds in certain investment and mortgage-backed securities rather than originating whole loans.

     The investment securities purchased by the Company consist primarily of securities issued or guaranteed by the U.S. government or agencies thereof and mortgage-backed securities. At December 31, 1998, 10.3% of the Company's mortgage-backed securities were FHLMC pass-throughs. Investment and aggregate investment limitations and credit quality parameters of each class of investment are prescribed in the Company's investment policy. The Company performs analyses on mortgage-related securities prior to purchase and on an ongoing basis to determine the impact on earnings and market value under various interest rate and prepayment conditions. Under the Company's current investment policy, the President and his designee(s) have been delegated the authority by the Board of Directors to execute agreements, transactions and any other appropriate material in order to effectuate investment transactions authorized by the investment policy. The Board of Directors reviews all securities transactions on a monthly basis.

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

     Collateralized Mortgage Obligations. The Company has purchased collateralized mortgage obligations ("CMOs") as an alternative investment in order to address its interest rate risk position. CMOs are securities, which have been collateralized by mortgage-backed securities. The CMO will be divided into various tranches each with a separate priority for receipt of principal payments. The maturity of a particular tranche of a CMO is dependent upon the amount of repayments and prepayments from the mortgage-backed securities. Generally as mortgage rates exceed the rates on the mortgage-backed securities, prepayments will decrease and the maturity of the CMO will increase. Conversely, when mortgage rates are below the rates on the loans securitizing the mortgage-backed security, prepayments will increase and the maturity of the CMO will also shorten. The CMOs purchased by the Savings Bank have floating rates tied to various market indicies that change monthly. As of December 31, 1998, the balance of CMOs outstanding was $2.6 million.

     The following table sets forth the carrying value of the Company's investment securities, mortgage-backed securities and FHLB stock, at the dates indicated.

                                                                   December 31,
                                      -------------------------------------------------------------------------
                                                    1998(1)                                 1997(1)
                                      -------------------------------           -------------------------------
                                                           Estimated                                 Estimated
                                       Carrying             Market              Carrying               Market
                                        Value                Value                Value                Value
                                      ----------           ----------           ----------           ----------
Federal Home Loan Mortgage
  Corporation                         $        0           $        0           $1,498,750           $1,498,750
Federal National Mortgage
  Association                                  0                    0              499,390              499,390
U.S. Treasury Notes                            0                    0              501,720              501,720
                                      ----------           ----------           ----------           ----------
Total Investment securities           $        0           $        0           $2,499,860           $2,499,860
                                      ==========           ==========           ==========           ==========
Mortgage-backed securities            $2,942,264           $2,942,264           $1,900,986           $1,900,986
FHLB stock, at cost                      975,000              975,000              975,000              975,000
                                      ----------           ----------           ----------           ----------

Total                                 $3,917,264           $3,917,264           $5,375,846           $5,375,846
                                      ==========           ==========           ==========           ==========

----------

(1) All of the Company's investment portfolio was classified as "Available for Sale" at December 31, 1998 and December 31, 1997 pursuant to SFAS No. 115.

          The following table sets forth information regarding the scheduled maturities, carrying values, approximate fair market values, and weighted average yields for the Company's investment securities portfolio at December 31, 1998. The following table does not take into consideration the effects of scheduled repayments or the effects of possible prepayments.





                                       One Year or Less         One to Five Years         More than Five Years
                                   ------------------------    -------------------      -------------------------


                                                   Weighted               Weighted                       Weighted
                                   Carrying        Average     Carrying   Average       Carrying         Average
                                    Value           Yield       Value      Yield          Value           Yield
                                   --------        --------    --------   --------      ----------       --------
Obligations of U.S.
  Government agencies            $        0           --          $0         --         $        0           --

Mortgage-backed
   securities                        71,461         7.01%          0         --          2,870,803         5.62%

FHLB stock(1)                       975,000         6.50%          0         --                  0           --
                                 ----------                       --                    ----------

Total investment
  securities portfolio           $1,046,461         6.53%         $0         --         $2,870,803         5.62%
                                 ==========                       ==                    ==========

                                                   Total Investment Securities
                                     --------------------------------------------------

                                                                               Average
                                                    Approximate    Weighed    Remaining
                                     Carrying          Market      Average     Years to
                                       Value           Value        Yield      Maturity
                                     --------       -----------    -------     --------
Obligations of U.S.
  Government agencies                $        0     $        0        --           0

Mortgage-backed
   securities                         2,942,264      2,942,264      5.65%      15.42

FHLB stock(1)                           975,000        975,000      6.50%         --
                                     ----------     ----------

Total investment
  securities portfolio               $3,917,264     $3,917,264      5.86%         --
                                     ==========     ==========

----------

(1) FHLB stock has no stated maturity, but has been classified based upon its next stated dividend payment date. As a member of the FHLB of Pittsburgh, the Savings Bank is required to maintain an investment in stock of the FHLB of Pittsburgh equal to the greater of 1.0% of the Company's outstanding home mortgage related assets or 5.0% of its outstanding advances from the FHLB of Pittsburgh.

Sources of Funds

     Deposits are the major external source of funds for lending and other investment purposes. Funds are also derived from the receipt of payments on loans, prepayment of loans, advances from the FHLB and, to a much lesser extent, maturities of investment securities and mortgage-backed securities, and operations. Scheduled loan principal repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments may be significantly influenced by general interest rates and market conditions.

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

     The Company competes for deposits with other institutions in its market area by offering competitively priced accounts which are tailored to the needs of its customers. Additionally, the Company seeks to meet its customers' needs by providing personalized customer service to the community. To provide additional convenience, the Company participates in the MAC(R) and Plus(R) automatic teller machine network at locations throughout Delaware and the United States, through which customers can gain access to their accounts at any time. The Company does not actively solicit certificate accounts in excess of $100,000 or use brokers to obtain deposits or solicit deposits outside its market area.

     The interest rates paid by the Company on deposits are set as needed at the direction of the Company's senior management based on the Company's liquidity requirements, interest rates paid by its competitors, the general levels of interest rates, the Company's growth goals and applicable regulatory restrictions and requirements.

     The Company's deposit base is characterized by a relatively small amount of passbook depositors and a significantly higher amount of certificates of deposit. Passbook savings, money market and transaction accounts totalled $10.7 million, or 16.2%, of the Company's deposit portfolio at December 31, 1998. As of December 31, 1998, certificates of deposit amounted to $55.6 million or 83.8% of the Company's deposit portfolio. In addition, $11.0 million or 16.6% of the deposit portfolio consisted of certificates of deposit with balances of $100,000 or more.

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

                                                    December 31, 1998                           December 31, 1997
                                        -------------------------------------------    ---------------------------------------

                                                                                                                     Weighted
                                                       Percent of        Weighted                   Percent of        Average
                                         Amount          Total         Average Rate    Amount         Total             Rate
                                        -------        ----------      ------------    ------       ----------       ---------
                                                                     (Dollars in thousands)

Passbook Savings                        $ 1,697           2.56%           2.50%       $ 2,494           3.24%           4.14%
Money Market Accounts                     7,044          10.62            2.79          8,532          11.10            3.40
IRA Accounts                             11,098          16.73            6.47         11,880          15.45            6.51
Certificates of deposit
  with an original term
  to maturity of:
    Less than 1 year                      8,005          12.07            4.78          7,843          10.20            5.41
    1 to 3 years                         27,275          41.11            5.58         33,891          44.09            5.93
    More than 3 years                     9,226          13.91            6.47         11,179          14.54            6.47
Checking & Other                          2,000           3.00            1.70          1,064           1.38            2.05
                                        -------         ------                        -------         ------
Total Deposits                          $66,345         100.00%           5.26%       $76,883         100.00%           5.65%
                                        =======         ======                        =======         ======

     The following table sets forth the Company's monthly average balance and interest rates of deposit accounts for the periods shown.

                                                                  For the Year Ended December 31,
                                             ------------------------------------------------------------------------------
                                                             1998                                      1997
                                             ------------------------------------      ------------------------------------
                                                               Monthly Weighted                        Monthly Weighted
                                              Amount        Average Interest Rate      Amount        Average Interest Rate
                                             -------        ---------------------      -------       ----------------------
Passbook Savings                             $ 2,096               3.38%               $ 2,682               4.14%
Money Market Accounts                          7,468               3.39                  8,662               3.23
IRA Accounts                                  11,691               6.48                 12,297               6.62
Certificates of
    deposits:
    Less than 1 year                           7,895               5.12                 10,485               5.31
    1 to 3 years                              30,953               5.79                 33,363               5.96
    More than 3 years                         10,094               6.47                 12,073               6.55
Checking & Other                               1,380               1.91                    765               2.05
                                             -------                                   ------
Total Deposits                               $71,577               5.53%               $80,327               5.67%
                                             =======                                   ======

     The following table sets forth the amounts and maturities of the Company's time deposits at the dates indicated.

                                                                                    December 31,
                                             ---------------------------------------------------------------------------------------
                                                 1999               2000               2001               2002              Total
                                             -----------        -----------        -----------        -----------        -----------
2.00 to 4.00%                                $   777,659        $         0        $         0        $         0        $   777,659
4.01 to 6.00%                                 32,221,592          6,211,001          2,916,053          2,945,208         44,293,854
6.01 to 8.00%                                  3,504,937          6,734,375              8,010            285,602         10,532,924
8.01 to 10.00%                                         0                  0                  0                  0                  0
10.01 to 12.00%                                        0                  0                  0                  0                  0
                                             -----------        -----------        -----------        -----------        -----------

Total                                        $36,504,188        $12,945,376        $ 2,924,063        $ 3,230,810        $55,604,437
                                             ===========        ===========        ===========        ===========        ===========

     The following table indicates the amount of our certificates of deposit of $100,000 or more by time remaining until maturity as of December 31, 1998.


                                                     Amount
                                                 --------------
                                                 (In Thousands)

         3 months or less                           $ 3,180
         Over 3 months to 6 months                    2,267
         Over 6 months to 12 months                   3,348
         Over 12 months                               2,202
                                                    -------

         Total                                      $10,997
                                                    =======

     The following table sets forth net changes in the Company's deposit accounts for the periods shown.


                                                     Year Ended December 31,
                                               -------------------------------

                                                   1998               1997
                                               ------------       ------------
Net (decrease) before
  interest credited                            $(13,963,915)      $ (5,308,060)
Interest credited                                 3,425,710          3,782,468
                                               ------------       ------------
Net deposit account (decrease)                 $(10,538,205)      $ (1,525,592)
                                               ============       ============
Weighted average cost of deposits
    during the period                                  5.37%              5.60%
Weighted average cost of deposits at
    end of period                                      5.26%              5.65%

     Borrowings. The Company may obtain advances (borrowings) from the FHLB of Pittsburgh to supplement the Company's supply of lendable funds. Advances from the FHLB of Pittsburgh are typically secured by a pledge of the Company's stock in the FHLB of Pittsburgh, a portion of the Company's first mortgage loans and other assets. Each FHLB credit program has its own interest rate, which may be fixed or adjustable, and range of maturities. If the need arises, the Company may also access the Federal Reserve Bank discount window to supplement the Company's supply of lendable funds and to meet deposit withdrawal requirements. At December 31, 1998, borrowings from the FHLB of Pittsburgh totaled $13.7 million.

     The following table sets forth information concerning the Company's borrowings from the FHLB of Pittsburgh.



                                          At or For the Year Ended December 31,
                                          -------------------------------------

                                                1998               1997
                                             -----------        -----------
FHLB Advances:
  Average balance(1)                         $14,798,721        $23,162,560
  Maximum balance at any
    month-end                                 15,900,000         25,700,000
  Balance at period end                       13,742,153         17,400,000
  Weighted average interest rate
    during the period                               6.58%              6.32%
  Weighted average interest rate
    at period end                                   6.43%              6.53%

----------

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

Employees

     At December 31, 1998, the Company had 21 full-time employees, 0 full-time seasonal employees and 1 part-time employee. None of the Company's employees are represented by a collective bargaining group. The Company believes that its relationship with its employees is good.

Subsidiaries

     At December 31, 1998, the Company had one wholly owned subsidiary, Delaware First Bank, FSB.

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

     Effective January 1, 1997, the premium schedule for BIF and SAIF insured institutions ranges from 0 to 27 basis points. However, SAIF insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s, equal to approximately 6 basis points for each $100 in domestic deposits, while BIF insured institutions pay an assessment equal to approximately 1 basis point for each $100 in domestic deposits. The SAIF assessment is expected to be reduced to about 2 basis points no later than January 1, 2000, when BIF insured institutions fully participate in the assessment. These assessments, which may be revised based upon the level of BIF and SAIF deposits will continue until the bonds mature in the year 2017.

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

     At December 31, 1998, the Savings Bank exceeded its applicable tangible, core and risk-based capital requirements.

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

     Qualified Thrift Lender Test. In general, savings associations are required to maintain at least 65% of their portfolio assets in certain qualified thrift investments (which consist primarily of loans and other investments related to residential real estate and certain other assets). A savings association that fails the qualified thrift lender test is subject to substantial restrictions on activities and to other significant penalties. A savings association may qualify as a qualified thrift lender not only by maintaining 65% of portfolio assets in qualified thrift investments but also, in the alternative, by qualifying under the Code as a "domestic building and loan association." The Savings Bank is a domestic building and loan association as defined in the Code. At December 31, 1998, under the expanded QTL test, approximately 98.6% of the Savings Bank's portfolio assets were qualified thrift investments.

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

     Liquidity Requirements. All savings institutions are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings institutions. At December 31, 1998, the Savings Bank's required liquid asset ratio was 5.0% and its actual ratio was 11.9%. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

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

     As a member, the Savings Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to at least 1% of the Savings Bank's aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its advances from the FHLB, whichever is greater. At December 31, 1998, the Savings Bank held $975,000 in FHLB stock, at cost, which was in compliance with this requirement. The FHLB imposes various limitations on advances such as limiting the amount of certain types of real estate related collateral to 30% of a member's capital and limiting total advances to a member.

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

     Federal Reserve System. The Federal Reserve System requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve System may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1998, the Savings Bank's reserve met the minimum level required by the Federal Reserve System.

     Savings institutions have authority to borrow from the Federal Reserve System "discount window," but Federal Reserve System policy generally requires savings institutions to exhaust all other sources before borrowing from the Federal Reserve System. The Savings Bank had no borrowings from the Federal Reserve System at December 31, 1998.

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

     In August 1996, the Code was revised to equalize the taxation of thrifts and banks. Thrifts no longer have a choice between the percentage of taxable income method and the experience method in determining additions to bad debt reserves. Thrifts with $500 million of assets or less may still use the experience method, which is generally available to small banks currently. Larger thrifts must use the specific charge off method regarding bad debts. Any reserve amounts added after 1987 will be taxed over a six year period beginning in 1996; however, bad debt reserves set aside through 1987 are generally not taxed. A savings institution may delay recapturing into income its post-1987 bad debt reserves for an additional two years if it meets a residential-lending test. This law is not expected to have a material impact on the Savings Bank. At December 31, 1998 the Savings Bank had approximately $220,000 of post 1987 bad-debt reserves.

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

     If a savings institution's qualifying assets (generally, loans secured by residential real estate or deposits, educational loans, cash and certain government obligations) constitute less than 60% of its total assets, the institution may not deduct any addition to a bad debt reserve and generally must include existing reserves in income over a specified period, which is immediately accruable for financial reporting purposes. As of December 31, 1998, at least 60% of the Savings Bank's assets were qualifying assets as defined in the Code. No assurance can be given that the Savings Bank will meet the 60% test for subsequent taxable years.

     Earnings appropriated to the Savings Bank's pre-1988 bad debt reserve and claimed as a tax deduction as well as its supplemental reserves for losses will not be available for the payment of cash dividends or for distribution to the Savings Bank's stockholders (including distributions made on dissolution or liquidation), unless the Savings Bank includes the amount in income, along with the amount deemed necessary to pay the resulting federal income tax. As of December 31, 1998, the Savings Bank had $1.3 million of accumulated earnings, representing its base year tax reserve, for which federal income taxes have not been provided. If such amount is used for any purpose other than bad debt losses, including a dividend distribution or a distribution in liquidation, it will be subject to federal income tax at the then current rate.

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

Item 2. Properties

     The following table sets forth our location and related information at December 31, 1998.


                                                                                                  Net Book Value at
    Location                                       Leased or Owned          Year Acquired       December 31, 1998 (1)

MAIN OFFICE:
400 Delaware Avenue
Wilmington, Delaware  19801                             Owned                   1953                  $1,844,698

----------
(1) Net book value is calculated by totaling the estimated value of land and buildings, $2,344,384, and then subtracting accumulated depreciation of $499,686.

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

     None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

     Shares of the Company's Common Stock are traded on the over-the-counter market under the symbol "DFFN," with quotations available through the OTC Bulletin Board operated by the NASDAQ. At March 25, 1999, the Company had approximately 229 stockholders of record. Such holdings do not reflect the number of beneficial owners of Common Stock. The Company issued its common stock at $10.00 per share in its initial public offering on December 31, 1997.

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

     During the periods indicated the high and low sale price of the Company's stock was:

For the quarter ended                                High              Low
---------------------------                         ------            ------

March 31, 1998                                      $14.13            $12.50
June 30, 1998                                        15.25             12.38
September 30, 1998                                   12.62              8.69
December 31, 1998                                    14.38              8.25

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

General

     The Company's results of operations depend primarily on net interest income, which is determined by (i) the difference between rates of interest earned on interest-earning assets and the rates of interest paid on interest-bearing liabilities ("interest rate spread"), and (ii) the relative amounts of interest-earning assets and interest-bearing liabilities. The Company's results of operations also are affected by (i) non-interest income, which includes income from customer deposit account service charges, loan servicing fee income, gains and losses from the sale of loans, investments and mortgage-backed securities and (ii) non-interest expense, which includes compensation and employee benefits, federal deposit insurance premiums, office occupancy costs, advertising costs and data processing costs. The Company's results of operations also are affected significantly by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities, all of which are beyond the Company's control.

     The Savings Bank currently is operating under a Supervisory Agreement with the OTS which requires the Savings Bank to take certain actions, including, but not limited to, addressing the Savings Bank's interest rate risk profile. The Supervisory Agreement will remain in place until terminated by the OTS.

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

     The Company's lending activities historically have emphasized long-term fixed rate mortgage loans secured by one-to-four family residences. At December 31, 1998, 77.8% of all of the Company's loans were of this type. Conversely, the Company's deposit accounts mature or are subject to repricing within a relatively short period of time. These factors historically have caused the income earned by the Company on its loan portfolio to adjust more slowly to changes in interest rates than the interest the Company pays on its deposits.

     In recent years the Company has sought to manage its interest rate risk by selling portions of its fixed rate loans to the FHLMC or another financial institution (while retaining the servicing of those loans). The Company has also sought to manage interest rate risk by lengthening the maturities of its certificates of deposit and through longer term borrowings from the FHLB of Pittsburgh. This imbalance, however, between the Company's assets and liabilities has caused it to remain susceptible to significant levels of interest rate risk.

     The Savings Bank's Supervisory Agreement with the OTS identifies the Savings Bank's interest rate risk level as unacceptably high and requires the Savings Bank to develop and pursue strategies to reduce interest-rate risk. The strategies considered include adjustment of FHLB advances by replacing short-term variable advances with the proceeds of longer termed fixed rate advances. The Savings Bank has also sold fixed rate loans to the FHLMC in order to help manage its interest-rate risk. The proceeds of these sales were used to either acquire short term variable rate assets or to repay short term or variable rate borrowings.

     On June 26, 1997, the Savings Bank adopted a revised interest rate risk policy and also took certain actions to implement this policy, including loan sales and lengthening the maturities of some FHLB borrowings. In implementing these strategies, the Savings Bank will attempt to balance the need to improve its interest rate risk against the impact such restructuring will have on profitability. The Savings Bank has also significantly increased its capital position through a mutual to stock conversion. This additional capital has mitigated the severity of the Savings Bank's interest rate position, and also increased the percentage of interest earning assets to interest sensitive liabilities.

     The following table, often referred to as a "Gap Table," sets forth asset and liability balances at December 31, 1998 which are expected to reprice or mature in each of the future periods indicated. Loans with adjustable rates are shown as being due in the next adjustment period. Passbook accounts, money market deposit accounts and NOW accounts are not assumed to be subject to immediate repricing and are placed in repricing periods based upon assumptions prepared by management.

                                                                   More than 1        More than 2         More than 3
                                                 Less than 1    Month through 2    Months through 3    Months through 6
                                                    Month            Months             Months              Months
                                                 ------------   ----------------   -----------------   -----------------
                                                                                                (Dollars in thousands)
Interest-Earning Assets
  Cash and Interest Earning Deposits                $8,066                $0                 $0                 $0
  Investments                                            0                 0                  0                  0
  FHLB Stock                                             0                 0                975                  0
  Equity Loans/Lines                                 2,556                 0                  6                  8
  Collateral Loans                                     631                 0                  0                  0
  Mortgage-Backed Securities                         2,871                71                  0                  0
  Small Business Loans                                 775                 0                  0                  0
  Adjustable Rate Mortgages                            578               303                670              1,202
  Balloon Mortgages(1)                                  40                40                 40                120
  Fixed Rate Mortgages(2)                              786               786                786              2,363
                                                  --------          --------           --------           --------
   Total Interest-Earning Assets                   $16,303            $1,200             $2,477             $3,693
                                                  ========          ========           ========           ========
Interest-bearing liabilities
  Passbook Accounts(3)                                  25                25                 25                 75
  Checking Accounts(4)                                   0                 0                  0                  0
  Money Market Deposit Accounts(5)                     511               511                511              1,078
  Fixed Rate Fixed Term Deposits                     3,757             3,967              4,435              8,649
  FHLB Advances - Fixed Rate and Term                    0               500                  0              2,300
  Escrow Deposits                                       25                25                 25                 25
                                                  --------          --------           --------           --------
   Total Interest-Bearing Liabilities               $4,318            $5,028             $4,996            $12,127
                                                  ========          ========           ========           ========
Excess (Deficiency) of Interest-Earning Assets
   over Interest-Bearing Liabilities               $11,985           $(3,828)           $(2,519)           $(8,434)
                                                  ========          ========           ========           ========
Cumulative Excess (Deficiency) of Interest-
   Earning Assets Over Interest-Bearing
   Liabilities  at December 31, 1998               $11,985            $8,157             $5,638            $(2,796)
                                                  ========          ========           ========           ========
Cumulative Excess (Deficiency) of Interest-
   Earning Assets Over Interest-Bearing
   Liabilities as a Percent of Total Assets at
   December 31, 1998                                 12.40%             8.44%              5.83%             (2.89)%
                                                  ========          ========           ========           ========
Cumulative Excess (Deficiency) of Interest-
   Earning Assets over Interest-Bearing
   Liabilities as a  percent of Total Interest-
   Earning Assets                                    12.81%             8.72%              6.02%             (2.99)%
                                                  ========          ========           ========           ========
Cumulative Excess (Deficiency) of Interest-
   Earning  Assets over Interest-Bearing
   Liabilities as a  percent of Cumulative
   Interest-Bearing Liabilities                     277.56%            87.28%             39.31%            (10.56)%
                                                  ========          ========           ========           ========

                                                     More than 6        More than 1
                                                    Months through    Year through 3      More than 3
                                                        1 year             Years             Years
                                                    --------------    ---------------     ------------

Interest-Earning Assets
  Cash and Interest Earning Deposits                        $0                 $0                 $0
  Investments                                                0                  0                  0
  FHLB Stock                                                 0                  0                  0
  Equity Loans/Lines                                       138              1,153              6,248
  Collateral Loans                                           0                  0                  0
  Mortgage-Backed Securities                                 0                  0                  0
  Small Business Loans                                       0                  0                  0
  Adjustable Rate Mortgages                              4,017              1,042                  0
  Balloon Mortgages(1)                                     240              1,568                561
  Fixed Rate Mortgages(2)                                4,720             18,880             32,113
                                                      --------           --------           --------
   Total Interest-Earning Assets                        $9,115            $22,643            $38,922
                                                      ========           ========           ========
Interest-bearing liabilities
  Passbook Accounts(3)                                     150                300              2,395
  Checking Accounts(4)                                       0                  0              2,071
  Money Market Deposit Accounts(5)                         341              1,362              1,362
  Fixed Rate Fixed Term Deposits                        15,695             15,761              3,339
  FHLB Advances - Fixed Rate and Term                    4,200              4,700              2,042
  Escrow Deposits                                          574                  0                  0
                                                      --------           --------           --------
   Total Interest-Bearing Liabilities                  $20,960            $22,123            $11,209
                                                      ========           ========           ========
Excess (Deficiency) of Interest-Earning Assets
   over Interest-Bearing Liabilities                  $(11,845)              $520            $27,713
                                                      ========           ========           ========
Cumulative Excess (Deficiency) of Interest-
   Earning Assets Over Interest-Bearing
   Liabilities  at December 31, 1998                  $(14,641)          $(14,121)           $13,592
                                                      ========           ========           ========
Cumulative Excess (Deficiency) of Interest-
   Earning Assets Over Interest-Bearing
   Liabilities as a Percent of Total Assets at
   December 31, 1998                                    (15.14)%           (14.61)%            14.06%
                                                      ========           ========           ========
Cumulative Excess (Deficiency) of Interest-
   Earning Assets over Interest-Bearing
   Liabilities as a  percent of Total Interest-
   Earning Assets                                       (15.65)%           (15.09)%            14.52%
                                                      ========           ========           ========
Cumulative Excess (Deficiency) of Interest-
   Earning  Assets over Interest-Bearing
   Liabilities as a  percent of Cumulative
   Interest-Bearing Liabilities                         (30.87)%           (20.30)%            16.83%
                                                      ========           ========           ========

----------


(1)  24% annual prepayment rate is based on assumptions provided by the OTS.

(2) 16% annual prepayment rate for 30 year loans and 8% annual prepayment rate for 15 year loans is based on assumptions provided by the OTS.

(3) Repricing rate is estimated at 10% for year one, 10% for one-to-three years, and 80% for more than three years.

(4)  Repricing rate is estimated at 100% for more than three years.

(5) Repricing is based on the assumption that approximately 40% of accounts with balances greater than $10,000 to reprice evenly over six months. The remainder of accounts, assumed to be core deposits, reprice evenly over all time periods.

Interest Rate Sensitivity Analysis

     The Company has measured its interest rate sensitivity by computing the "Gap" between the assets and liabilities which were expected to mature or reprice within certain time periods, based on assumptions regarding loan prepayment and deposit repricing provided by the OTS and management. The OTS requires the computation of the net present value of an institution's cash flow from assets, liabilities and off balance sheet items (the institution's net portfolio value or "NPV") and measures the change in NPV in the event of a range of assumed changes in market interest rates. The OTS, at its discretion, may impose additional capital requirements to institutions that it considers has significant interest rate risk. This requirement would be based on factors such as, but not limited to, interest rate sensitivity, the total capital position of the institution, and other risk factors associated with the institution.

     Qualitative Risk Analysis. The OTS measures an institution's interest rate risk by the change in its NPV as a result of a hypothetical 200 basis point ("bp") change in market rates. The following table estimates the effect on the Savings Bank's NPV from instantaneous and permanent 1% to 4% (100 to 400 basis points) increases and decreases in market interest rates. The following table presents the Savings Bank's NPV at December 31, 1998, which is based upon quarterly information that the Savings Bank provides to the OTS and which is calculated for the Savings Bank by the OTS.

                           Net Portfolio Value at December 31, 1998                        NPV as % of PV of Assets
                           ----------------------------------------                     -----------------------------

  Change in Rates          $ Amount             $ Change            % Change             NPV Ratio             Change
  ---------------          --------             --------            --------             ---------             ------
                                                      (Dollars in thousands)

  +400 bp                  $7,378              $(7,372)                (49)%               8.67%               (6.53)%
  +300 bp                   9,734               (5,375)                (36)               10.59                (4.61)
  +200 bp                  11,767               (3,343)                (22)               12.44                (2.76)
  +100 bp                  13,670               (1,439)                (10)               14.06                (1.14)
     0 bp                  15,110                    0                   0                15.20
  -100 bp                  15,683                  574                   4                15.57                 3.70
  -200 bp                  15,831                  721                   5                15.57                 3.70
  -300 bp                  16,161                1,052                   7                15.71                 5.10
  -400 bp                  16,384                1,275                   8                15.76                 5.60

     Qualitative Risk Analysis. While the Company cannot predict future interest rates or their effects on its "Gap," NPV or net interest income, the Company does not expect current interest rates to have a material adverse effect on its NPV or net interest income in the near future. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, prepayments and deposit run-offs and should not be relied upon as indicative of actual results. Certain shortcomings are inherent in such computations. Although certain assets and liabilities may have similar maturity or periods of repricing, they may react at different times and in different degrees to changes in the market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while rates on other types of assets and liabilities may lag behind changes in market interest rates. Certain assets, such as adjustable rate mortgages, generally have features which restrict changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments and early withdrawal levels could deviate significantly from those assumed in making calculations set forth above. Additionally, increased credit risk may result as the ability of many borrowers to service their debt may decrease in the event of an interest rate increase.

     Interest Risk Analysis and Monitoring. The Savings Bank has established a Funds Management Committee which is currently comprised of one non-employee director, Thomas L. Cloud, Chairman, as well as the Savings Bank's Chief Executive Officer, Ernest J. Peoples. This committee meets periodically and reviews the maturity of the Savings Bank's assets and liabilities and discusses and recommends policies and strategies designed to regulate its flow of funds and to coordinate the sources, uses and pricing of such funds. The first priority in structuring and pricing of the Savings Bank's assets and liabilities is to maintain an acceptable interest rate spread while reducing the net effects of changes in interest rates.

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

     The following tables present an analysis of certain aspects of the Company's operations during the periods indicated. The first table presents the average balances of and the interest and dividends earned or paid on each major class of the Company's interest-earning assets and interest-bearing liabilities. Average balances are daily average balances. The yields and costs include fees which are considered adjustments to yields.

                                                                                         For the Year ended December 31,
                                           -----------------------------------------------------------------------------------------

                                                              1998                                        1997
                                           --------------------------------------------  -----------------------------------------
                                             Average Daily     Interest &                 Average Daily    Interest &
                                               Balance         Dividends     Yield/Rate     Balance        Dividends    Yield/Rate
                                           ---------------     ----------    ----------  -------------   -------------  ----------
Assets:
Interest-earning assets
    Loans receivable, net (1)                 $83,848,241      $6,586,596       7.86%      $95,370,924     7,352,557         7.71%
    Investment securities(2)                    4,726,501         282,882       5.99         7,336,699       427,656         5.83
    Interest-bearing deposits                  13,082,488         693,614       5.30         4,523,787       198,227         4.38
                                             ------------                                 ------------     ---------
      Total interest-earning assets           101,657,230       7,563,092       7.44       107,231,410     7,978,440         7.44
Non-interest-earning assets                     3,793,663                                    3,777,951
                                             ------------                                 ------------
Total assets                                 $105,450,893                                 $111,009,361
                                             ============                                 ============

Liabilities and Stockholders' Equity:
   Interest-bearing liabilities
   Deposits                                   $71,397,897      $3,832,880       5.37       $78,891,620    $4,416,447         5.60
   Advances from FHLB                          14,798,721         972,949       6.58        23,162,560     1,464,357         6.32
                                             ------------                                 ------------
     Total interest-bearing
        liabilities                            86,196,618       4,805,829       5.58       102,054,180     5,880,804         5.76

Non-interest-bearing liabilities                2,871,418                                    2,598,910
                                             ------------                                 ------------

Total liabilities                             $89,068,036                                 $104,653,090
Stockholder's Equity                           16,382,857                                    6,356,271
                                             ------------                                 ------------

Total liabilities and stockholders' equity
                                             $105,450,893                                 $111,009,361
                                             ============                                 ============

Net interest income/Interest rate
  spread(3)                                                    $2,757,263       1.86%                     $2,097,636         1.68%
                                                               ==========     ======                      ==========       ======

Net interest-earning assets/net
  interest margin(4)                          $15,460,612                       2.71%     $  5,177,230                       1.96%
                                              ===========                     ======      ============                     ======

Interest-earning assets to
  interest-bearing liabilities                                                117.94%                                      105.07%
                                                                              ======                                       ======

                                               -------------------------

                                                  At December 31, 1998
                                               -------------------------

                                                Balance       Yield/Rate
                                                -------       ----------
Assets:
Interest-earning assets
    Loans receivable, net (1)                $81,027,313             7.39%
    Investment securities(2)                   3,917,264             5.65
    Interest-bearing deposits                 10,374,130             4.54
                                             -----------
      Total interest-earning assets           95,318,707             7.01
Non-interest-earning assets                    3,523,655
                                             -----------
Total assets                                 $98,842,362
                                             ===========

Liabilities and Stockholders' Equity:
   Interest-bearing liabilities
   Deposits                                  $66,344,996             5.26
   Advances from FHLB                         13,742,153             6.43
                                             -----------
     Total interest-bearing
        liabilities                           80,087,149             5.46

Non-interest-bearing liabilities               2,475,316
                                             -----------

Total liabilities                            $82,562,465
Stockholder's Equity                         16,279,897
                                             -----------

Total liabilities and stockholders' equity
                                             $98,842,362
                                             ===========

Net interest income/Interest rate
  spread(3)                                                          1.55%
                                                                   ======

Net interest-earning assets/net
  interest margin(4)


Interest-earning assets to
  interest-bearing liabilities                                     119.02%
                                                                   ======

----------

(1) The inclusion of nonaccrual loans in average daily balance and loan fees in interest and dividends has been deemed to have an immaterial impact on this analysis.

(2)  Includes mortgage-backed securities.

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

                                                                             Year Ended December 31,
                                                                               Increase (Decrease)
                                             ---------------------------------------------------------------------------------------

                                                           1998 vs.1997                                 1997 vs. 1996
                                             -----------------------------------------    ------------------------------------------

                                               Volume          Rate            Net          Volume          Rate           Net
                                             -----------    -----------    -----------    -----------    -----------    -----------
Interest Income:
  Loans                                        $(902,910)      $136,949      $(765,961)      $332,995       $(72,503)      $260,492
  Investment securities                         (155,934)        11,160       (144,774)      (308,423)        26,586       (281,837)
  Interest-bearing
    deposits                                     463,595         31,792        495,387         94,141        (16,465)        77,676
                                             -----------    -----------    -----------    -----------    -----------    -----------
         Total interest income                  (595,249)       179,901       (415,348)       118,713        (62,382)        56,331
                                             -----------    -----------    -----------    -----------    -----------    -----------

Interest Expense
   Deposits                                    $(388,868)     $(194,699)     $(583,567)      $(73,173)       $(8,037)      $(81,210)
   Advances from FHLB                           (547,889)        56,481       (491,408)       152,044         59,831        211,875
                                             -----------    -----------    -----------    -----------    -----------    -----------
         Total interest
              expense                           (936,757)      (138,218)    (1,074,975)        78,871         51,794        130,665
                                             -----------    -----------    -----------    -----------    -----------    -----------
   Net interest income                          $341,508       $318,119       $659,627        $39,842      $(114,176)      $(74,334)
                                             ===========    ===========    ===========    ===========    ===========    ===========

Financial Condition

     Total assets amounted to $98.8 million at December 31, 1998 compared to $113.3 million at December 31, 1997. The decrease of $14.5 million or 12.8% was primarily due to a decrease of $7.9 million in net loans receivable, a decrease of $4.7 million in cash and cash equivalents and a $2.5 million decrease in investment securities available for sale, which were somewhat offset by a $1.0 million increase in mortgage-backed securities available for sale. The decrease in net loans receivable was primarily due to sales of long-term fixed rate loans in the secondary market as well as loan principal repayments. The decrease in cash and cash equivalents was primarily due to using cash to fund deposit outflows and repay FHLB advances. The decrease in investment securities was due to maturities during 1998 of $2.5 million. The increase in mortgage-backed securities was due to purchases during 1998 of $2.3 million. Total liabilities decreased $14.7 million or 15.1% to $82.6 million at December 31, 1998 compared to $97.2 million at December 31, 1997 due primarily to a decrease in deposits and FHLB advances. Stockholders' equity increased from $16.1 million at December 31, 1997 to $16.3 million at December 31, 1998 due to net income and the allocation of ESOP shares committed to be released

Comparison of Operating Results for the Years Ended December 31, 1998 and 1997.

     General. The Company had net income of $72,000 for the year ended December 31, 1998 compared to a net loss of $14,000 for the year ended December 31, 1997. The income during 1998 was primarily due to an increase in net interest income of $660,000, and a decrease in the provision for loan losses of $147,000, substantially offset by an increase in other expenses of $608,000.

     Net Interest Income. Net interest income for the year ended December 31, 1998 was $2.8 million compared to $2.1 million for the year ended December 31, 1997. The interest rate spread and net interest margin increased to 1.86% and 2.71%, respectively, for 1998 compared to 1.68% and 1.96%, respectively, for 1997. The ratio of interest-earning assets to interest-bearing liabilities increased to 117.94% for 1998 compared to 105.07% for 1997.

     Interest income. Total interest and dividend income was $7,563,000 for the year ended December 31, 1998 compared to $7,978,000 for the year ended December 31, 1997, representing a decrease of $415,000 or 5.2%. The decrease in fiscal 1998 was due primarily to a decrease in interest on loans from $7.4 million for the year ended December 31, 1997 to $6.6 million for the year ended December 31, 1998, which was the result of a decrease in the average balance of the Company's loan portfolio. This decrease was slightly offset by an increase in interest and dividends on investments from $582,000 for the year ended December 31, 1997 to $789,000 for the year ended December 31, 1998 due to an increase in the average balance of such assets.

     Interest expense. Total interest expense, which consists primarily of interest on savings deposits, decreased from $5,881,000 for the year ended December 31, 1997 to $4,806,000 for the year ended December 31, 1998, which is a decrease of $1,075,000 or 18.3%. This decrease primarily was the result of a decrease in interest paid on deposits and FHLB advances due to a decrease in the average balance of such liabilities.

     Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Company to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Company, available peer group information, and past due loans in the Company's loan portfolio. The Company's policies require the review of assets on a quarterly basis. While the Company believes it uses the best information available to make a determination with respect to the allowance for loan losses, the Company recognizes that future adjustments may be necessary. The Company provided $69,000 for loan losses for the year ended December 31, 1998 while providing $216,000 for loan losses for the year ended December 31, 1997. In establishing such provisions, the Company also considered the levels of its non-performing loans which were $165,000 and $774,000 at December 31, 1998 and 1997, respectively.

     Other income. Total other income decreased from $256,000 for the year ended December 31, 1997 to $207,000 for the year ended December 31, 1998. This decrease in other income was attributable to a decrease in service fees of $49,000 and a decrease in gains on sale of loans of $34,000, offset by an increase in other income of $33,000. The decrease in service fees was caused by a write-down in the value of mortgage servicing rights. The decrease in gains on sale of loans was due to a decrease in the volume of loans sold. The increase in other income was due to the amortization of loans valued at the lower of cost or market. Several of these loans prepaid causing the difference between cost and market value to be realized.

     Other expense. Total other expenses increased from $2,162,000 for the year ended December 31, 1997 to $2,771,000 for the year ended December 31, 1998, which represents an increase of $608,000 or 28.1%. Such increases were primarily due to an increase in salaries and benefits of $132,000, an increase in advertising expense of $115,000 and an increase in other general and administrative expenses of $396,000. The increase in salaries and benefits was due to costs related to the resignation of the Company's president, Ronald P. Crouch. The increase in advertising expense was due to increased costs related to introducing new products, such as small business loans and new home equity loan products and advertising for core deposits, particularly checking accounts. Other general and administrative expenses were increased primarily due to fees charged by professional firms in connection with reporting and other obligations associated with being a public company and costs incurred by the Company in seeking an acquiror.

     Income taxes. The Company experienced a provision for income taxes of $52,000 for 1998 and a benefit of $10,000 for 1997, resulting in an effective tax rate of 41.9% and (42.0%), respectively.

Comparison of Operating Results for the Years Ended December 31, 1997 and 1996.

     General. The Company had a net loss of $14,000 for the year ended December 31, 1997 compared to a net loss of $95,000 for the year ended December 31, 1996. The loss during 1997 was primarily due to an increase in the provision for loan losses and decreases in net interest income and other income, substantially offset by a decrease in other expenses.

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

     Provision for Loan Losses. Provisions for loan losses are charged to earnings to maintain the total allowance for loan losses at a level considered adequate by the Company to provide for probable loan losses based on prior loss experience, volume and type of lending conducted by the Company, available peer group information, and past due loans in the Company's loan portfolio. The Company's policies require the review of assets on a quarterly basis. While the Company believes it uses the best information available to make a determination with respect to the allowance for loan losses, the Company recognizes that future adjustments may be necessary. The Company provided $216,000 for loan losses for the year ended December 31, 1997 while providing $47,000 for loan losses for the year ended December 31, 1996. The Company continues to increase the provision for loan losses due to the growth in the loan portfolio during the year and due to the increase in non-performing loans. As the loan portfolio continues to grow, the Company increases the provision for loan losses due to risk inherent in the loan portfolio. In establishing such provisions, the Company also considered the levels of its non-performing loans which were $774,000 and $376,000 at December 31, 1997 and 1996, respectively.

     Other income. Total non-interest income decreased from $305,000 for the year ended December 31, 1996 to $256,000 for the year ended December 31, 1997. This decrease in non-interest income was attributable to a decrease in service fees of $85,000 partially offset by an increase in gains from the sale of loans of $19,000 and an increase in miscellaneous other income of $17,000. The decrease in service fees was caused by a decrease in application fees collected due to fewer loan originations and by a write-down in the value of mortgage servicing rights.

     Other expense. Total other expenses decreased from $2,593,000 for the year ended December 31, 1996 to $2,162,000 for the year ended December 31, 1997, a decrease of $431,000 or 16.6%. Such decrease was due to the one-time SAIF special assessment of $492,000 in 1996. Correspondingly, federal insurance premiums decreased $134,000 to $53,000 in 1997 compared to $187,000 in 1996 due to a reduction in premiums upon the recapitalization of the SAIF. Such decreases were partially offset by an increase in salaries and employee benefits of $163,000 to $1.1 million for 1997 compared to $917,000 for 1996. Salaries and employee benefits increased due to expenses incurred for the ESOP at the end of the year of $93,000. The remainder of the increase was caused by lower fee income provided by loan originations, which was due to a lower volume of originations during the year. In addition, other general and administrative expenses increased $61,000 to $414,000 for 1997 due to an increase in legal and consulting expenses.

     Income taxes. The Company experienced a benefit for income taxes of $10,000 for 1997 and $69,000 for 1996. Such benefits were due to losses from operations during such periods.

Liquidity and Capital Resources

     The Savings Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which varies from time to time depending upon economic conditions and deposit flows, is based upon a percentage of the Savings Bank's deposits and short-term borrowings. The required ratio currently is 4.0%. The Savings Bank's average liquidity ratio was 13.2%, 13.9% and 11.2% at December 31, 1998, December 31, 1997, and December 31, 1996, respectively.

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

The Year 2000 Issue

     The Company is aware of the issues associated with the programming code in existing computer systems as the year 2000 ("Year 2000") approaches. The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive coding may recognize a date using "00" as the year 1900 rather than the year 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

     The Savings Bank has conducted a review of its computer systems to identify the systems that could be affected by the Year 2000 issue and has developed an implementation plan to resolve the issue. The majority of the Savings Bank's data processing is provided by a third party service bureau. The service bureau is actively involved in resolving Year 2000 issues and has provided the Savings Bank with frequent updates regarding their progress. The Bank tested their system for Year 2000 compliance during the third quarter of 1998 with no material exceptions noted. The Savings Bank presently believes that, based on the progress of the Savings Bank's service bureau, the Year 2000 problem will not pose significant operational problems for the Savings Bank's computer system. Since the critical portion of the Company's Year 2000 issue involves its third party service bureau, and since testing of that system has been completed with no significant exceptions, additional costs are anticipated to be immaterial at this time.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 1999, and will not be applied retroactively to financial statements of prior periods. The impact of this statement on the Company will depend on the extent of derivatives and embedded derivatives at the date this statement is adopted

Item 7. Financial Statements

     Delaware First Financial Corporation and Subsidiary

     Consolidated Financial Statements as of December 31, 1998 and 1997 and for Each of the Three Years in the Period Ended December 31, 1998, and Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
   Delaware First Financial Corporation:

We have audited the accompanying consolidated statements of financial condition of Delaware First Financial Corporation and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the consolidated financial position of Delaware First Financial Corporation and subsidiary at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
Philadelphia, Pennsylvania
February 5, 1999

DELAWARE FIRST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
--------------------------------------------------------------------------------

                                                                                                            December 31,
                                                                                                 -----------------------------------
ASSETS                                                                                                1998                 1997
                                                                                                 -------------        -------------
Cash and cash equivalents                                                                        $  10,483,297        $  15,199,726
Investment securities available for sale (amortized cost - 1997, $2,499,753)                                              2,499,860
Mortgage-backed securities available for sale (amortized cost - 1998,
  $2,950,049; 1997, $1,903,007)                                                                      2,942,264            1,900,986
Loans receivable - net                                                                              81,027,313           88,933,209
Federal Home Loan Bank stock - at cost                                                                 975,000              975,000
Accrued interest receivable:
  Loans                                                                                                714,730              823,266
  Investments                                                                                           36,550               81,353
  Mortgage-backed securities                                                                            14,393                6,902
Real estate owned                                                                                       70,645
Office property and equipment, net                                                                   1,988,371            1,956,404
Prepaid expenses and other assets                                                                       64,303              291,613
Prepaid income taxes                                                                                     8,527              115,316
Mortgage servicing rights                                                                              335,650              371,361
Deferred income taxes                                                                                  181,319              177,429
                                                                                                 -------------        -------------

TOTAL ASSETS                                                                                     $  98,842,362        $ 113,332,425
                                                                                                 =============        =============

LIABILITIES AND RETAINED EARNINGS

Liabilities:
  Deposits                                                                                       $  66,344,996        $  76,883,201
  Advances from Federal Home Loan Bank                                                              13,742,153           17,400,000
  Advances by borrowers for taxes and insurance                                                        673,655              835,417
  Accrued interest payable                                                                             254,970              358,171
  Accounts payable and accrued expenses                                                              1,546,691            1,757,825
                                                                                                 -------------        -------------

      Total liabilities                                                                             82,562,465           97,234,614

Stockholders' Equity:
  Preferred stock, $.01 par value, 500,000 shares authorized, none issued
  Common stock, $.01 par value, 3,000,000 authorized; issued and outstanding,
     1,157,000 shares                                                                                   11,570               11,570
  Additional paid-in capital                                                                        10,988,356           10,966,430
  Common stock acquired by stock benefit plan                                                         (740,480)            (833,040)
  Accumulated other comprehensive loss                                                                  (5,622)              (1,263)
  Retained earnings - substantially restricted                                                       6,026,073            5,954,114
                                                                                                 -------------        -------------

      Total stockholders' equity                                                                    16,279,897           16,097,811
                                                                                                 -------------        -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $  98,842,362        $ 113,332,425
                                                                                                 =============        =============

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                       Year Ended December 31,
                                              ----------------------------------------
                                                  1998          1997           1996

INTEREST INCOME:
  Interest on loans                           $ 6,586,596   $ 7,352,557    $ 7,092,065
  Interest on mortgage-backed securities          187,565        44,057         38,982
  Interest and dividends on investments           788,931       581,826        791,062
                                              -----------   -----------    -----------

           Total interest income                7,563,092     7,978,440      7,922,109
                                              -----------   -----------    -----------

INTEREST EXPENSE:
  Deposits                                      3,832,880     4,416,447      4,497,657
  Federal Home Loan Bank advances                 972,949     1,464,357      1,252,482
                                              -----------   -----------    -----------

           Total interest expense               4,805,829     5,880,804      5,750,139
                                              -----------   -----------    -----------

NET INTEREST INCOME                             2,757,263     2,097,636      2,171,970

PROVISION FOR LOAN LOSSES                          69,294       215,815         47,000
                                              -----------   -----------    -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                               2,687,969     1,881,821      2,124,970
                                              -----------   -----------    -----------

OTHER INCOME:
  Service fees                                     55,866       104,507        189,604
  Gain on sale of loans                            54,598        88,125         68,629
  Other                                            96,093        63,389         46,543
                                              -----------   -----------    -----------

           Total other income                     206,557       256,021        304,776
                                              -----------   -----------    -----------

OTHER EXPENSES:
  Salaries and employee benefits                1,195,861     1,063,969        915,532
  Advertising                                     277,658       162,382        202,825
  Federal insurance premiums                       59,917        52,795        187,057
  SAIF special assessment                                                      491,992
  Occupancy expense                               188,405       208,727        214,968
  Data processing expense                         140,809       142,887        121,121
  Directors fees                                   98,590       117,915        106,920
  Other general and administrative expenses       809,427       413,718        352,872
                                              -----------   -----------    -----------

           Total other expenses                 2,770,667     2,162,393      2,593,287
                                              -----------   -----------    -----------

INCOME (LOSS) BEFORE PROVISION
  FOR INCOME TAXES (BENEFIT)                      123,859       (24,551)      (163,541)

PROVISION FOR INCOME TAXES (BENEFIT)               51,900       (10,300)       (69,000)
                                              -----------   -----------    -----------

NET INCOME (LOSS)                             $    71,959   $   (14,251)   $   (94,541)
                                              ===========   ===========    ===========

BASIC EARNINGS PER SHARE                      $      0.06           N/A            N/A
                                              ===========   ===========    ===========


See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
--------------------------------------------------------------------------------

                                                             Year Ended December 31,
                                                     ------------------------------------
                                                       1998         1997         1996

NET INCOME (LOSS)                                    $  71,959    $ (14,251)   $ (94,541)

OTHER COMPREHENSIVE INCOME (LOSS)-
  Unrealized  (losses) gains on securities (net of
  of tax (benefit) - 1998 ($1,512); 1997, $5,151;
  1996, ($5,802)                                        (4,359)       9,513      (10,776)
                                                     ---------    ---------    ---------

COMPREHENSIVE INCOME (LOSS)                          $  67,600    $  (4,738)   $(105,317)
                                                     =========    =========    =========


See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION AMD SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                Common
                                                                                 Stock
                                                                                Acquired    Accumulated
                                                                  Additional    by Stock       Other                      Total
                                                      Common       Paid-in      Benefit    Comprehensive  Retained     Stockholders'
                                                      Stock        Capital        Plan          Loss      Earnings        Equity
                                                   -----------   ------------  ----------- ------------- -----------   ------------
BALANCE, JANUARY 1, 1996                                                                                 $ 6,062,906   $ 6,062,906

  Net loss                                                                                                   (94,541)      (94,541)

  Change in unrealized losses on available for
    sale securities, net of tax                                                               $(10,776)                    (10,776)
                                                                                              --------   -----------   ------------

BALANCE, DECEMBER 31, 1996                                                                     (10,776)    5,968,365     5,957,589

  Common stock issued                              $    11,570   $ 10,966,430                                           10,978,000

  Common stock acquired by stock benefit plans                                 $  (925,600)                               (925,600)

  ESOP stock committed to be released                                               92,560                                  92,560

  Change in unrealized losses on available
    for sale securities, net of tax                                                              9,513                       9,513

  Net loss                                                                                                   (14,251)      (14,251)
                                                   -----------   ------------  -----------    --------   -----------   ------------

BALANCE, DECEMBER 31, 1997                              11,570     10,966,430     (833,040)     (1,263)    5,954,114     16,097,811

   ESOP stock committed to be released                                 21,751        92,560                                114,311

   Refund of stock conversion costs                                       175                                                  175

   Change in unrealized losses on available
     for sale securities, net of tax                                                            (4,359)                     (4,359)

   Net income                                                                                                 71,959        71,959

BALANCE, DECEMBER 31, 1998                         $    11,570   $ 10,988,356  $  (740,480)   $ (5,622)  $ 6,026,073   $ 16,279,897
                                                   ===========   ============  ===========    ========   ===========   ============

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               Year Ended December 31,
                                                                    ---------------------------------------------
                                                                         1998            1997            1996

OPERATING ACTIVITIES:
  Net income (loss)                                                 $     71,959    $    (14,251)   $    (94,541)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Depreciation                                                          91,956         126,656         121,751
    Provision for loan losses                                             69,294         215,815          47,000
    Gain on sale of investment and mortgage-backed securities                                             (6,925)
    Gain on sale of loans                                                (54,598)        (88,125)        (68,629)
    Gain on real estate acquired through foreclosure                      (9,741)
    Loss on disposal of premises and equipment                             7,635
    Allocation of ESOP shares                                            114,311          92,560
    Amortization of:
      Deferred loan fees                                                (227,525)       (100,622)       (130,226)
      Discount on investment and mortgage-backed securities               33,503          (4,193)         (8,827)
    Changes in assets and liabilities which provided (used) cash:
      Accrued interest receivable                                        145,848         158,420        (221,562)
      Mortgage servicing rights                                           35,711         (53,926)        (19,466)
      Prepaid expenses and other assets                                  227,310        (225,601)          9,153
      Accrued interest payable                                          (103,201)         92,407          45,211
      Accounts payable and accrued expenses                             (211,134)        419,322         505,430
      Income taxes                                                       106,789          51,534        (252,740)
      Deferral of loan fees                                              175,377          84,623         379,572
                                                                    ------------    ------------    ------------

           Net cash provided by operating activities                     473,494         754,619         305,201
                                                                    ------------    ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from sale of investments held to maturity                                                   2,996,406
  Proceeds from maturity of investments                                2,500,000       4,000,000       6,998,205
  Principal collected on long-term loans
    and mortgage-backed securities                                    24,381,912      13,649,576      15,576,441
  Long-term loans originated                                         (20,716,968)    (11,433,144)    (38,236,036)
  Proceeds from sale of loans                                          5,218,213       6,812,130       4,407,397
  Proceeds from sale of mortgage-backed securities
    held to maturity                                                                                     346,427
  Redemption of Federal Home Loan Bank stock                                             634,800         263,200
  Purchase of Federal Home Loan Bank stock                                              (109,800)     (1,035,700)
  Purchase of investments and mortgage-backed securities              (2,327,318)     (1,739,460)     (4,996,281)
  Proceeds from sale of real estate owned                                243,435
  Purchase of premises and equipment                                    (131,558)        (62,103)        (39,244)
                                                                    ------------    ------------    ------------

           Net cash provided by (used in) investing activities         9,167,716      11,751,999     (13,719,185)
                                                                    ------------    ------------    ------------

FINANCING ACTIVITIES:
  Net decrease in deposits                                           (10,538,205)     (1,525,592)     (3,113,456)
  (Decrease) increase in advances by borrowers for taxes
    and insurance                                                       (161,762)         22,848         160,036
  Proceeds from Federal Home Loan Bank advances                        2,000,000      49,345,726      79,119,823
  Repayments of Federal Home Loan Bank advances                       (5,657,847)    (57,845,726)    (61,169,823)
  Proceeds from the sale of stock, net of conversion costs                            10,978,000
  Refund of conversion costs                                                 175
  Common stock acquired by stock benefit plan                                           (925,600)
                                                                    ------------    ------------    ------------

           Net cash (used in) provided by financing activities       (14,357,639)         49,656      14,996,580
                                                                    ------------    ------------    ------------

NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                (4,716,429)     12,556,274       1,582,596

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                   15,199,726       2,643,452       1,060,856
                                                                    ------------    ------------    ------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                       $ 10,483,297    $ 15,199,726    $  2,643,452
                                                                    ============    ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during period for:
    Interest                                                        $  4,909,030    $  5,788,397    $  5,704,928
                                                                    ============    ============    ============

    Income taxes                                                    $      6,352    $     25,956    $    310,140
                                                                    ============    ============    ============

   Transfers of loans receivable into real estate owned             $    304,339    $               $
                                                                    ============    ============    ============

See notes to consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION AND SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------


1.   NATURE OF OPERATIONS

     On June 30, 1997, the Board of Directors of Ninth Ward Savings Bank, FSB (the "Bank") adopted a plan of conversion to convert from a federally chartered mutual savings bank to a federally chartered capital stock savings bank with the concurrent formation of a holding company (the "Conversion").

     The Conversion was completed on December 31, 1997, with the issuance by the holding company Delaware First Financial Corporation (the "Company"), of 1,157,000 shares of its common stock in a public offering to the Bank's eligible depositors and borrowers, members of the general public and the Bank's Employee Stock Ownership Plan (the "ESOP"). Net proceeds from the Conversion amounted to $10,978,000 of which $8,000,000 was used to acquire 100% of the outstanding capital stock of the Bank, and $925,600 was used for a loan for the ESOP. The Company retained the remaining proceeds of $2,052,400.

     In connection with the Conversion, the Company established the ESOP for the benefit of eligible employees. The Company purchased 92,560 shares of common stock on behalf of the ESOP in the Conversion. The ESOP loan is being repaid in ten equal annual installments with shares of stock being allocated to eligible employees in accordance with the provisions of the ESOP as principal payments are made.

     The Company's primary market is concentrated in New Castle County, Delaware, to which it offers mainly conventional residential real estate loans on new and existing properties and mortgage refinancing. Since 1994, the Bank has been active in offering equity lines of credit. In 1998, the Company began originating secured and unsecured loans to small businesses in its primary market. Effective January 5, 1998, Ninth Ward Savings Bank, FSB changed its name to Delaware First Bank, FSB.

     On November 18, 1998, the Company agreed to be acquired by Crown Group, Inc., in a cash transaction valued at approximately $17,900,000. The Agreement and Plan of Reorganization, executed by the Company and Crown Group, Inc., provides for the exchange of each share of the Company's common stock for $15.50 in cash. The acquisition is contingent upon receipt of approvals from regulatory authorities and the Company's shareholders.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation - The consolidated financial statements include the accounts of Delaware First Financial Corporation as of December 31, 1998 and 1997. Amounts prior to December 31, 1997 are the accounts of the Company's wholly owned subsidiary, Ninth Ward Savings Bank, FSB.

     Principles of Consolidation - The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. Intercompany accounts and transactions have been eliminated in consolidation.

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

     Interest Rate Risk - The Company is principally engaged in the business of attracting deposits from the general public and using these deposits, together with borrowings and other funds, to make loans secured by real estate and, to a lesser extent, consumer and commercial loans.

     At December 31, 1998, the Company had interest-earning assets of approximately $96,840,000 having a weighted average effective yield of 7.43% which have a weighted average term to maturity greater than the interest-bearing liabilities of approximately $80,087,000 having a weighted average effective interest rate of 5.58%. At December 31, 1997, the Company had interest-earning assets of approximately $110,931,000 having a weighted average effective yield of 7.44% which have a weighted average term to maturity greater than the interest-bearing liabilities of approximately $94,283,000 having a weighted average effective interest rate of 5.76%. The shorter duration of the interest-sensitive liabilities indicates that the Company is exposed to interest rate risk because, in a rising rate environment, liabilities will reprice faster than assets, thereby reducing the market value of long-term assets and net interest income. For this reason, management regularly monitors the maturity structure of the Company's assets and liabilities in order to measure this risk and enact measures to manage volatility of future interest rate movements.

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

     Mortgage Servicing Rights - The Company accounts for mortgage servicing rights in accordance with SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement requires an entity to recognize the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. It requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amounts between the asset sold, if any, and retained interest, if any, based on their relative fair values at the date of transfer. Additionally, the Company is required to assess the fair value of these assets at each reporting date to determine any potential impairment.

     Comprehensive Income - During 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which requires an entity to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders' equity.

     Earnings Per Share - In February 1998, the FASB issued SFAS No. 128, Earnings Per Share, which is effective for periods ending after December 15, 1998. The Company adopted this statement, effective December 31, 1998. Basic earnings per share for 1998 is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share for 1998 is computed using the weighted-average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. There were no stock options outstanding on December 31, 1998. Prior period information is not comparative and therefore not presented.

     Accounting Principles Issued and Not Adopted -In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. The accounting for changes in fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for fiscal years beginning after June 15, 1999, and will not be applied retroactively to financial statements of prior periods. The impact of this statement will depend on the extent of derivatives and embedded derivatives at the date this statement is adopted.

     Reclassifications - Certain items in the 1996 and 1997 financial statements have been reclassified to conform with the presentation in the 1998 financial statements.

3.   INVESTMENT SECURITIES

     Investment securities available for sale are summarized as follows:


                                                      December 31, 1997
                                      ---------------------------------------------------
                                                      Gross       Gross
                                       Amortized   Unrealized   Unrealized    Approximate
                                         Cost         Gain         Loss       Fair Value
                                      ----------   ----------   ----------    ----------
Debt securities -  obligations of
  U.S. Government agencies - due in
  one year or less                    $2,499,753   $    1,967   $   (1,860)   $2,499,860
                                      ----------   ----------   ----------    ----------

Total                                 $2,499,753   $    1,967   $   (1,860)   $2,499,860
                                      ==========   ==========   ==========    ==========

4.   MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities available for sale at December 31, 1998 and 1997 are summarized as follows:

                                                             1998
                                      ---------------------------------------------------
                                                      Gross       Gross
                                       Amortized   Unrealized   Unrealized    Approximate
                                         Cost         Gain         Loss       Fair Value
                                      ----------   ----------   ----------    ----------
FHLMC pass-through certificates       $  302,954   $      684   $     (993)   $  302,645
Collateralized mortgage obligations    2,647,095        4,334      (11,810)    2,639,619
                                      ----------   ----------   ----------    ----------

Total                                 $2,950,049   $    5,018   $  (12,803)   $2,942,264
                                      ==========   ==========   ==========    ==========

                                                             1997
                                      ---------------------------------------------------
                                                      Gross       Gross
                                       Amortized   Unrealized   Unrealized    Approximate
                                         Cost         Gain         Loss       Fair Value
                                      ----------   ----------   ----------    ----------

FHLMC pass-through certificates       $  168,757   $    1,687                 $  170,444
Collateralized mortgage obligations    1,734,250          640   $   (4,348)    1,730,542
                                      ----------   ----------   ----------    ----------

Total                                 $1,903,007   $    2,327   $   (4,348)   $1,900,986
                                      ==========   ==========   ==========    ==========

5.   LOANS RECEIVABLE

     Loans receivable consist of the following:

                                                             December 31,
                                                     ---------------------------
                                                         1998            1997
                                                     -----------     -----------

First mortgage loans (primarily one-
  to four-family residential)                        $70,855,074     $79,244,982
Loans on savings accounts                                630,761         749,969
Small business loans                                     774,746
Home equity loans - fixed rate                         7,556,783       7,413,485
Equity lines or credit - variable rate                 2,551,908       2,946,938
                                                     -----------     -----------

           Total                                      82,369,272      90,355,374

Less:
  Allowance for loan losses                              489,355         462,815
  Deferred loan fees                                     852,604         959,350
                                                     -----------     -----------

           Total                                     $81,027,313     $88,933,209
                                                     ===========     ===========

     The Company is servicing loans for the benefit of others totaling approximately $51,787,000 and $56,730,000 at December 31, 1998 and 1997,
     respectively. Servicing loans for others generally consists of collecting mortgage payments, maintaining escrow accounts, disbursing payments to investors and foreclosure processing. Loan servicing income is recorded on the cash basis and includes servicing fees from investors and certain charges collected from borrowers, such as late payment fees. In connection with these loans serviced for others, the Company held borrowers' escrow balances of $311,320 and $353,742 at December 31, 1998 and 1997,
     respectively.

     At December 31, 1998 and 1997, the Company had outstanding loan origination commitments of $1,473,900 and $793,800, respectively, for fixed and adjustable rate loans, with rates ranging from 5.50% to 9.95% and 7.125% to 11.75%, respectively. These commitments are expected to be funded within one year. Commitments are issued in accordance with the same loan policies and underwriting standards as settled loans. In November 1994, the Company entered into an initial agreement with a community investment company to purchase $250,000 of loans for low and moderate income housing over the next three years. At December 31, 1998 and 1997, the Company had purchased $172,000 and $122,000 of these loans, respectively. The Company entered into an agreement in January 1998, with the same community investment company, to purchase an additional $250,000 of these types of loans over the next three years. At December 31, 1998, the Company had purchased $18,000 of these loans.

     Certain directors and officers of the Company have loans with the Company. Such loans were made in the ordinary course of business at the Company's normal credit terms, including interest rate and collateralization, and do not represent more than a normal risk of collection. The following is a summary of loans to these officers and directors:

                                                          December 31,
                                                  ------------------------------
                                                     1998               1997

Balance, beginning of year                         $ 511,456          $ 367,780
Additions                                            322,400            195,090
Repayments                                          (217,166)           (51,414)
                                                   ---------          ---------

Balance, end of year                               $ 616,690          $ 511,456
                                                   =========          =========

     The following is a summary of changes in the allowance for loan losses:

                                                    Year Ended December 31,
                                          --------------------------------------
                                             1998           1997          1996

Balance, beginning of year                $ 462,815      $ 247,000     $ 200,000
Provision charged to operations              69,294        215,815        47,000
Charge-offs                                 (42,754)
                                          ---------      ---------     ---------

Balance, end of year                      $ 489,355      $ 462,815     $ 247,000
                                          =========      =========     =========

     Loans delinquent more than 90 days are placed on nonaccrual status. At December 31, 1998 and 1997, nonaccrual loans amounted to approximately $94,000 and $774,000, respectively. Interest reserved from these loans amounted to $3,880, $18,459 and $3,123 at December 31, 1998, 1997 and 1996,
     respectively.

     The provision for loan losses charged to expense is based upon past loan and loss experiences and an evaluation of estimated losses in the current loan portfolio, including the evaluation of impaired loans under SFAS No.
     114. A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not require application of SFAS No. 114. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 1998 and 1997, 100% of the impaired loan balance was measured for impairment based on the fair value of the loan's collateral. Impairment losses are included in the provision for loan losses. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. At December 31, 1998 and 1997, the Company's impaired loans consisted of smaller balance residential mortgage loans which are collectively evaluated for impairment.

     Interest income on impaired loans other than nonaccrual loans is recognized on an accrual basis. Interest income on nonaccrual loans is recognized only as collected.

6.   OFFICE PROPERTY AND EQUIPMENT

     Office property and equipment is summarized by major classification as follows:

                                                         December 31,
                                                --------------------------------
                                                    1998                1997

Land and buildings                              $ 2,344,384         $ 2,278,764
Furniture and equipment                           1,074,998           1,017,822
                                                -----------         -----------

    Total                                         3,419,382           3,296,586
Accumulated depreciation                         (1,431,011)         (1,340,182)
                                                -----------         -----------

Net                                             $ 1,988,371         $ 1,956,404
                                                ===========         ===========

     Depreciation expense totaled $91,956, $126,656, and $121,751 for the years ended December 31, 1998, 1997 and 1996, respectively.

7.   MORTGAGE SERVICING RIGHTS

     The Company's servicing portfolio for which mortgage servicing rights have been capitalized at December 31, 1998 consists of fixed rate, predominately conforming mortgage loans, as follows:

          Whole Loans Sold - $31,258,472 - interest rates range from 5.50% to 8.875%; original terms range from 180 months to 360 months with a weighted average coupon of 7.324%, weighted average remaining maturity of 298 months, and an average servicing fee of 0.25%.

          Participations Sold - $4,177,373 - interest rates range from 6.75% to 8.00%; original terms range from 120 months to 240 months with a weighted average coupon of 7.30%, weighted average pass-through rate of 7.10%, and a weighted average remaining term of 142 months.

     Evaluation of potential impairment of the carrying value of mortgage servicing rights is determined based upon market valuation of loans within specified interest rate ranges. At December 31, 1998 and 1997, the fair value of mortgage servicing rights approximates its carrying value.
     Mortgage servicing rights are amortized in proportion to projected net servicing revenue.

8.   DEPOSITS

     Deposits by stated type are summarized as follows:

                                                       December 31,
                                     -------------------------------------------
                                              1998                   1997
                                     ---------------------  --------------------
                                        Amount    Percent      Amount    Percent

Demand deposit accounts:
  1998 - 1.70%                       $ 1,999,737     3.0%
  1997 - 2.05%                                              $ 1,063,720     1.4%
Passbook accounts:
  1998 - 2.50%                         1,697,025     2.6
  1997 - 4.14%                                                2,494,272     3.2
Money market deposit accounts:
  1998 - 2.79%                         7,043,797    10.6
  1997 - 3.40%                                                8,532,239    11.1
91-day to five-year certificates
  of deposit
  1998 - 4.08% - 8.27%                55,604,437    83.8
  1997 - 4.94% - 7.04%                                       64,792,970    84.3
                                     -----------   -----    -----------   -----

Total                                $66,344,996   100.0%   $76,883,201   100.0%
                                     ===========   =====    ===========   =====

     The weighted average cost of funds was 5.26% and 5.65% at December 31, 1998 and 1997, respectively.

     A summary of certificates of deposit by maturity is as follows:


                                                          December 31,
                                               ---------------------------------
                                                   1998                  1997

Less than 1 year                               $36,504,191           $44,979,769
1 to 3 years                                    15,760,529            16,173,988
3 years or more                                  3,339,717             3,639,213
                                               -----------           -----------

Total                                          $55,604,437           $64,792,970
                                               ===========           ===========

     A summary of interest expense on savings accounts is as follows:

                                                  Year Ended December 31,
                                        ----------------------------------------
                                            1998           1997           1996

Passbooks                               $   68,497     $  136,140     $  109,203
Demand deposit accounts                     23,851         19,088         14,634
Money market deposit accounts              228,021        292,641        281,797
Certificates of deposit                  3,512,511      3,968,578      4,092,023
                                        ----------     ----------     ----------

Total                                   $3,832,880     $4,416,447     $4,497,657
                                        ==========     ==========     ==========

     At  December  31,  1998,  the  Company  had   $10,997,000  of  deposits  in
     denominations of $100,000 or more. Generally, deposits in excess of $100,000 are not federally insured. The Company does not accept brokered deposits.

9.   ADVANCES FROM FEDERAL HOME LOAN BANK

     Advances from the Federal Home Loan Bank consist of the following:

                                            December 31,
                     ---------------------------------------------------------
                                   1998                        1997
                     ------------------------------ --------------------------
                                      Weighted                        Weighted
                                      Interest                        Interest
Maturing Period         Amount          Rate            Amount          Rate
---------------      -----------      --------       -----------      --------

Line of credit
12 months or less    $ 7,180,558       6.36%        $ 6,600,000        6.27%
13 to 24 months        1,491,580        6.62          6,000,000         6.51
25 to 36 months        3,603,275        6.90          1,300,000         6.72
37 to 48 months          315,684        6.39          3,400,000         6.96
49 to 60 months        1,151,056        5.19            100,000         7.35
                     -----------                    -----------

Total                $13,742,153                    $17,400,000
                     ===========                    ==============

     The weighted average interest rate for these advances at December 31, 1998, and 1997 was 6.43% and 6.53%, respectively.

     As of December 31, 1997, the Company had an unused line of credit of $8,592,000 with the Federal Home Loan Bank of Pittsburgh. The Company cancelled the line of credit in 1998.

10.  REGULATORY CAPITAL REQUIREMENTS

     The Bank is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of tangible and core capital (as defined in the regulations) to total adjusted assets (as defined), and of Tier 1 risk-based and total risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which they are subject.

     The most recent notification to the Office of Thrift Supervision (OTS) categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum tangible, core and risk-based ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

     The Bank's actual capital amounts (in thousands) and ratios are presented in the table below:

                                                                                              To be Considered
                                                                                              Well Capitalized
                                                                     Required for               Under Prompt
                                            Actual                 Capital Adequacy              Provisions
                                   ---------------------      -----------------------        --------------------
                                     Amount        Ratio        Amount        Ratio          Amount        Ratio
At December 31, 1998:
  Tangible                         $ 13,349        13.81%      $ 1,450          1.50%            N/A          N/A
  Core (leverage)                    13,349        13.81         2,899          3.00          $ 4,833        5.00%
  Tier 1 risk-based                  13,349        24.13          N/A            N/A            3,319        6.00
  Total risk-based                   13,378        24.91         4,426          8.00            5,532       10.00

At December 31, 1997:
  Tangible                         $ 13,085        11.77%      $ 1,667          1.50%            N/A          N/A
  Core (leverage)                    13,085        11.77         3,335          3.00          $ 5,558        5.00%
  Tier 1 risk-based                  13,085        21.81          N/A           N/A             3,600        6.00
  Total risk-based                   13,467        22.44         4,800          8.00            6,000       10.00

     Retained earnings for financial statement purposes differs from actual (leverage) capital amounts by $27,000, and $36,000 at December 31, 1998 and 1997, respectively. This difference represents the unallowed portion of mortgage servicing rights and the exclusion of the unrealized loss on available for sale securities. Retained earnings for financial statement purposes differs from total risk-based capital amounts by the unallowed portion of mortgage servicing rights, the exclusion of the allowance for loan losses and the unrealized loss on available for sale securities from the calculation.

     On May 21, 1997, the Bank entered into a supervisory agreement with the OTS which requires the Bank to develop, adopt and in some cases modify, certain policies and procedures relating to interest rate risk management, improvement of operating performance and capital adequacy.

     It is management's opinion, based on the Bank's compliance with all regulatory capital requirements and compliance with various agreements and directives, that no further regulatory action will be taken and that no adjustments to the consolidated financial statements will be required.

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

11.  INCOME TAXES

     As of January 1, 1996, the Company changed its method of computing reserves for bad debts to the experience method. The bad debt deduction allowable under this method is available to small banks with assets less than $500 million. Generally, this method allows the Company to deduct an annual addition to the reserve for bad debts equal to the increase in the balance of the Company's reserve for bad debts at the end of the year to an amount equal to the percentage of total loans at the end of the year, computed using the ratio of the previous six years' net charge-offs divided by the sum of the previous six years' total outstanding loans at year end.

     A thrift institution required to change its method of computing reserves for bad debts treats such change as a change in a method of accounting determined solely with respect to the "applicable excess reserves" of the institution. The amount of the applicable excess reserves is taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after December 31, 1995. For financial reporting purposes, the Company will not incur any additional tax expense due to previously provided deferred taxes. At December 31, 1998 under SFAS No. 109, deferred taxes were provided on the difference between the book reserve at December 31, 1998 and the applicable excess reserve in the amount equal to the Company's increase in the tax reserve from December 31, 1987 to December 31, 1998. Retained earnings at December 31, 1998 and 1997 includes approximately $1,300,000 representing bad debt deductions for which no deferred income taxes have been provided.

     Income taxes (benefit) consist of the following components:

                                                                Year Ended December 31,
                        ----------------------------------------------------------------------------------------------------------
                                       1998                              1997                                   1996
                        -------------------------------  ----------------------------------    -----------------------------------
                          Federal      State      Total    Federal       State        Total      Federal        State        Total

Current tax provision     $42,000     $9,900    $51,900    $(8,400)    $(1,900)    $(10,300)    $(96,200)    $(22,800)   $(119,000)
Deferred tax provision                                                                            50,000                    50,000
                        ---------  ---------  ---------  ---------   ---------    ---------    ---------    ---------    ---------

Total                     $42,000     $9,900    $51,900    $(8,400)    $(1,900)    $(10,300)    $(46,200)    $(22,800)   $ (69,000)
                        =========  =========  =========  =========   =========    =========    =========    =========    =========

     The Company's provision (benefit) for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                                                      December 31,
                                                    -----------------------------------------------------------------------------
                                                           1998                       1997                        1996
                                                    ---------------------       --------------------        ---------------------
                                                      Amount   Percentage        Amount   Percentage          Amount   Percentage
Tax at federal tax rate                              $43,351       35.0%       $ (8,593)      (35.0)%       $(57,239)      (35.0)%
Increase (decrease) resulting from:
  Benefit of surtax exemption                         (1,239)      (1.0)            246         1.0            1,635         1.0
  State income taxes, net of federal
    income tax benefit                                 6,534        5.3          (1,254)       (5.1)         (15,048)       (9.2)
  Other                                                3,254        2.6            (699)       (2.8)           1,652         1.0
                                                    --------        ---        --------        ----         --------        ----

Total                                                $51,900        41.9%      $(10,300)       (41.9)%      $(69,000)       (42.2)%
                                                    ========        ===        ========        ====         ========        ====

     Items that give rise to significant portions of the deferred tax accounts at December 31, 1998 and 1997 are as follows:

                                                              December 31,
                                                       -------------------------
                                                          1998           1997

Deferred tax assets:
  Deferred loan fees                                    $201,240       $233,526
  Reserve for bad debts                                   91,568         63,840
  Other                                                   20,751         14,730
                                                       ---------      ---------

           Total deferred tax assets                     313,559        312,096
                                                       ---------      ---------

Deferred tax liabilities:
  Property                                               (18,119)        (8,404)
  Mortgage servicing rights                             (114,121)      (126,263)
                                                       ---------      ---------

           Total deferred tax liabilities               (132,240)      (134,667)
                                                       ---------      ---------

Net deferred income taxes                               $181,319       $177,429
                                                       =========      =========

12.  EMPLOYEE BENEFITS

     Pension Plan

     The Company terminated its pension plan on December 17, 1997, ceasing benefit accruals as of January 15, 1998. The Company distributed excess funds pro rata to the participants in 1998.

     Net pension expense for 1997 and 1996 included the following components:

                                                               December 31,
                                                         -----------------------
                                                            1997          1996

Service cost - benefits earned during the year            $62,681       $69,168
Interest cost on projected benefit obligation              60,266        59,198
Actual return on assets                                   (55,469)      (29,910)
Net amortization of transition costs                      (14,376)      (47,717)
                                                         --------      --------

Net pension expense                                       $53,102       $50,739
                                                         ========      ========

      The following table sets forth the aggregate funded status of the pension plan for December 31, 1997.


Actuarial present value of benefit obligation:
  Vested                                                               $653,317
  Nonvested                                                              15,998
                                                                      ---------

Total accumulated benefit obligation                                   $669,315
                                                                      =========

Plan assets at fair value                                              $970,808
Projected benefit obligation                                           (966,140)
                                                                      ---------

Projected benefit obligation less than plan assets                        4,668
Unrecognized:
  Net gain from past experience                                        (132,423)
  Net transition asset                                                  (20,923)
                                                                      ---------

Accrued pension liability                                             $(148,678)
                                                                      =========

     The projected benefit obligation was determined using a weighted average assumed discount rate of 7% and a rate of compensation increase of 4.25%. The expected weighted average long-term rate of return of plan assets was 7%. Assumed average remaining service lives of employees was approximately 22 years.

     The type of assets held by the plan were general trust investments including cash equivalents, fixed income assets, group annuities and stock mutual funds.

     Deferred compensation agreements are in effect with certain members of the Board of Directors. Payment of director fees is being deferred under the terms of the deferred compensation agreements. For the years ended December 31, 1998, 1997 and 1996, $13,939, $11,718 and $11,590, respectively, of fees were deferred under these agreements.

     401(k) Plan

     The Company instituted a 401(k) plan beginning in 1997. The plan covers all full-time employees of the Company and provides for pre-tax contributions by the employees with matching contributions of 25% of the first 2% of each employee's contribution. The Company incurred $5,660 and $4,611 in 401(k) expense for the years ended December 31, 1998 and 1997, respectively.

     Common Stock Acquired by Stock Benefit Plan

     In connection with the Conversion, the Company established an ESOP for the benefit of eligible employees. The Company purchased 92,560 shares of common stock on behalf of the ESOP in the Conversion. For each of the years ended December 31, 1998 and 1997, 9,256 shares were released from the total ESOP and allocated to eligible participants. The Company accounts for its ESOP in accordance with AICPA Statement of Position 93-6, Employers Accounting for Employee Stock Ownership Plans, which requires the Company to recognize compensation expense equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of the ESOP shares differs from the cost of such shares, this differential will be charged or credited to equity as additional paid-in capital. Management expects the recorded amount of expense to fluctuate as continuing adjustments are made to reflect changes in the fair value of the ESOP shares. The Company recorded compensation and employee benefit expense related to the ESOP of $114,311 and $ 92,560 for the years ended December 31, 1998 and 1997, respectively.

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

                                                                            December 31,
                                                     ----------------------------------------------------------
                                                               1998                             1997
                                                     -------------------------        -------------------------
                                                      Carrying      Estimated          Carrying      Estimated
                                                       Amount       Fair Value          Amount       Fair Value
                                                          (in thousands)                    (in thousands)

Assets:
  Cash and cash equivalents                           $10,483        $10,483           $15,200        $15,200
  Investment securities available for sale                                               2,500          2,500
  Mortgage-backed securities available
    for sale                                            2,942          2,942             1,901          1,901
  Loans, net                                           81,027         80,892            88,933         89,949

Liabilities:
  Demand deposits and passbook accounts                 3,697          3,697             3,558          3,558
  Money market accounts                                 7,044          7,044             8,532          8,532
  Certificates of deposit                              55,604         56,357            64,793         65,187
  Advances from Federal Home Loan Bank                 13,742         13,987            17,400         17,523

     Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

     Investments and  Mortgage-backed  Securities - The fair value of investment
     and   mortgage-backed   securities   (including   collateralized   mortgage
     obligations) is based on quoted market prices or dealer quotes.

     Loans Receivable - The fair value of loans is estimated based on present value using approximate current entry-value interest rates applicable to each category of such financial instruments.

     Loans Held for Sale - The fair value of loans held for sale is based upon commitment prices from the Federal Home Loan Mortgage Corporation.

     Demand Deposits, Passbook Accounts, Money Market Accounts and Savings Certificates - The fair value of demand deposits, passbook accounts and money market accounts is the amount reported in the financial statements. The fair value of savings certificates is based on a present value estimate using rates currently offered for deposits of similar remaining maturity.

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

15.  SAVINGS ASSOCIATION INSURANCE FUND

     On September 30, 1996, an omnibus appropriations bill for fiscal year 1996, which included recapitalization of the Savings Association Insurance Fund
     (SAIF) became law. Accordingly, all SAIF-insured depository institutions were charged a one-time special assessment based on their SAIF-assessable deposits as of March 31, 1995 at the rate of 65.7 basis points. Accordingly, the Company incurred a pre-tax expense of $491,992 during the third quarter of 1996.

16.  PARENT COMPANY FINANCIAL INFORMATION

     Financial statements of Delaware First Financial Corporation are as follows:


                        Statements of Financial Condition
                                    ($000's)
                                                                December 31,
                                                          ----------------------
Assets                                                       1998         1997

Interest-bearing deposits                                 $  2,417     $  2,145
Investment in subsidiary bank                               14,118       13,954
Other assets                                                     9            1
                                                          --------     --------

Total assets                                              $ 16,544     $ 16,100
                                                          ========     ========

Liabilities and Stockholders' Equity

Other liabilities                                         $    264     $      2
                                                          --------     --------
Stockholders' equity:
  Common stock                                                  12           12
  Additional paid-in capital                                10,988       10,966
  Common stock acquired by the stock benefit plan             (740)        (833)
  Unrealized loss on available for sale securities              (6)          (1)
  Retained earnings                                          6,026        5,954
                                                          --------     --------

Total stockholders' equity                                  16,280       16,098
                                                          --------     --------

Total liabilities and stockholders' equity                $ 16,544     $ 16,100
                                                          ========     ========


                            Statements of Operations
                                    ($000's)


                                                                                             Period
                                                                                          September 23,
                                                                                               1997
                                                                                            (date of
                                                                  Year                    Incorporation)
                                                                 Ended                       Through
                                                              December 31,                 December 31,
                                                                  1998                         1997
                                                             -------------                --------------
Interest income                                                $ 182
Operating expenses                                              (252)                           $  (1)
                                                               -----                            -----

Net loss before equity in undistributed
  earnings from subsidiary                                       434                               (1)

Equity in undistributed earnings from subsidiary                 142
                                                               -----                            -----

Net income (loss)                                              $  72                            $  (1)
                                                               =====                            =====

                                   Statements of Cash Flows
                                           ($000's)

                                                                                                    Period
                                                                                                September 23,
                                                                                                     1997
                                                                                                   (date of
                                                                                    Year        Incorporation)
                                                                                    Ended          Through
                                                                                December 31,     December 31,
                                                                                    1998             1997
                                                                               ---------------- ---------------
Operating Activities:
  Net income (loss)                                                              $     72         $     (1)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Equity in undistributed earnings of subsidiary                                   (142)
    Increase in other assets                                                           (8)              (1)
    Increase in other liabilities                                                     262                2
    Increase in investment in subsidiary                                              (27)
    Amortization of common stock acquired by the stock benefit plan                   115               93
                                                                                 --------         --------

           Net cash provided by operating activities                                  272               93
                                                                                 --------         --------

Investing Activities - purchase of common
  stock of subsidiary                                                                               (8,000)
                                                                                                  --------

           Net cash used in investing activities                                                    (8,000)
                                                                                                  --------

Financing Activities:
  Net proceeds from issuance of common stock                                                        10,978
  Common stock acquired by stock benefit plan                                                         (926)
                                                                                                  --------

           Net cash provided by financing activities                                                10,052
                                                                                                  --------

Net increase in cash                                                                  272            2,145

Cash, Beginning of Period                                                           2,145
                                                                                 --------         --------

Cash, End of Period                                                              $  2,417         $  2,145
                                                                                 ========         ========

                                     ******

Item 8. Changes in and Disagreements on With Accountants on Accounting and Financial Disclosure

Not applicable

                                    PART III

Item 9. Directors and Executive Officers of the Registrant

Management of the Company and the Savings Bank

     The Board of Directors of the Company ("Board") consists of the same individuals who serve as directors of the Savings Bank. The Company's Certificate of Incorporation and Bylaws require that directors be divided into three classes, as nearly equal in number as possible. Each class of directors serves for a three-year period, with approximately one-third of the directors elected each year. Officers will be elected annually by the Board and serve at the Board's discretion.

     The Savings Bank's Board of Directors ("Savings Bank Board") is composed of five members each of whom serves for a term of three years. The Savings Bank's Federal Stock Charter and Bylaws require that directors be divided into three classes, as nearly equal in number as possible. Each class of directors serves for a three-year period, with approximately one-third of the directors elected each year. Executive officers are elected annually by the Savings Bank Board and serve at the Savings Bank Board's discretion.

     The following table sets forth information with respect to the Company and Savings Bank's directors and executive officers.

                                         Age at                                                                Current
                                        March 31,                                             Director           Term
               Name                       1999               Position                           Since          Expires
               ----                       ----               --------                           -----          -------

J. Bayard Cloud                            86          Chairman                                 1945             1999
Thomas B. Cloud                            50          Director                                 1972             2000
Larry D. Gehrke                            53          Director                                 1988             2000
Alan B. Levin                              44          Director                                 1993             1999
Ernest J. Peoples                          66          President, Chief Executive               1964             2001
                                                       Officer and Director

Other Executive Officers


                                                        Age at
                                                      March 31,
           Name                                          1999                Position
           ----                                          ----                --------

Jerome P. Arrison                                         47           Executive Vice President, Chief
                                                                       Operating Officer and Treasurer

A. Joseph Atz                                             52           Vice President, Small Business
                                                                       Banking
Genevieve B. Marino                                       33           Vice President, Retail Banking
                                                                       Services
Lori N. Richards                                          36           Vice President, Finance and
                                                                       Administration

     The principal occupation and business experience of each of the directors is set forth below. Unless otherwise noted, the information applies for the past five years. There are no arrangements or understandings between the Company or the Savings Bank and any person pursuant to which such person has been elected as a director.

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

     Ernest J. Peoples has been Interim President and Chief Executive Officer of the Company and the Savings Bank, since June 1, 1998. Prior to that, he was retired and formerly an owner of a building and construction firm.

Executive Officers Who Are Not Directors

     The following executive officers do not serve on the Company or the Savings Bank Board. There are no arrangements or understandings between the Savings Bank and any person pursuant to which such person serves as an executive officer. Except as otherwise noted, they have been employed by the Company or Savings Bank for the last five years.

     Jerome P. Arrison has been employed by the Savings Bank since August 1989. He is currently the Chief Operating Officer, Executive Vice President and Treasurer.

     A. Joseph Atz was hired by the Savings Bank in May 1998 as Vice President of Small Business Banking. Prior to joining the Savings Bank, Mr. Atz was employed by Beneficial National Bank since 1971. Between 1984 and May 1998, he worked in the commercial lending area of Beneficial National Bank.

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

     Based solely on review of the copies of such forms furnished to the Company, or written representations from its officers and directors, the Company believes that during, and with respect to, 1998, the Company's officers and directors complied in all respects with the reporting requirements promulgated under Section 16(a) of the Exchange Act.

Board Meetings and Committees

     The Board of Directors conducts its business through meetings and activities of its committees. During the year ended December 31, 1998, the Board of Directors held 12 regular meetings and eight special meetings. No director attended fewer than 75% of the total meetings of the Board of Directors and committees on which such director served during the year ended December 31, 1998, except for Mr. Levin who attended 58% of such meetings. The standing committees of the Board include the following:

     Executive Committee. The Executive Committee meets as needed. It makes recommendations to the full Board and acts on policies adopted by the full Board in the absence of the meeting of the entire full Board. The committee did not meet during 1998. The committee is composed of Messrs. Peoples (Chairman), J. Bayard Cloud, and Thomas Cloud.

     Appraisal Committee. The Appraisal Committee consists of Messrs. Peoples (Chairman), J. Bayard Cloud and Gehrke. The members of the committee review the appraisals of the real estate collateral for certain loans. The Appraisal Committee met four times in 1998.

     Personnel Committee. The Personnel Committee reviews and prepares recommendations for annual salary adjustment and bonuses. The committee also administers the Savings Bank's various benefit plans. It consists of Messrs. Gehrke (Chairman) and Levin. The committee met six times during 1998.

     Budget Committee. The Budget Committee is responsible for determining the capital needs of the Savings Bank and making recommendations regarding how those needs may be satisfied. The Budget Committee did not meet during 1998. It consists of Mr. Gehrke.

     Audit Committee. The Audit Committee meets with the Company's independent certified public accountants annually to review the results of the annual audit and other related matters. This committee consists of Messrs. Peoples and Levin. It met once during 1998.

     Funds Management Committee. The Fund Management Committee (formerly the Asset/Liability Committee) consists of Mr. Thomas Cloud. It is principally responsible for management of the Company's interest rate risk. The committee met six times during 1998.

Item 10. Executive Compensation

     Summary Compensation Table. The Company has not paid separate compensation to its directors and officers. The following table sets forth a summary of certain information concerning the compensation paid by the Savings Bank for services rendered in all capacities during the year ended December 31, 1998, 1997 and 1996 to the President and Chief Executive Officer and the Executive Vice President and Chief Operating Officer. No other executive officers of the Company or the Savings Bank had total annual compensation in excess of $100,000 during fiscal 1998.

====================================================================================================================================
                                                       Annual Compensation                                Long-Term
                                                                                                          Compensation
----------------------------------------------------------------------------------------------------------------------
          Name and              Year         Salary           Bonus         Other Annual        Restricted   Options      All Other
     Principal Position                                                     Compensation           Stock                Compensation
                                                                                                  Awards
------------------------------------------------------------------------------------------------------------------------------------
Ernest J. Peoples               1998         $68,121(1)    $      0         $          0             $0         $ 0      $13,350(2)
   President and Chief          1997               0              0                    0              0           0       31,797(2)
   Executive Officer            1996               0              0                    0              0           0       30,886(2)
------------------------------------------------------------------------------------------------------------------------------------
Jerome P. Arrison
   Executive Vice               1998        $102,323       $      0         $          0             $0         $ 0      $12,333(4)
   President and Chief          1997         101,000              0                    0              0           0       11,341(4)
   Operating Officer            1996          96,606          8,921               12,840(3)           0           0            0
------------------------------------------------------------------------------------------------------------------------------------
Ronald P. Crouch
   Former President and         1998       $  46,154(5)    $      0         $          0            $ 0         $ 0      $85,394(6)
   Chief Executive              1997         120,000              0                    0              0           0       11,341(4)
   Officer                      1996         116,595         11,132               12,873(3)           0           0            0
====================================================================================================================================

----------

(1) Mr. Peoples was appointed to the position of Interim President and Chief Executive Officer as of June 1, 1998. His annual salary as of December 31, 1998 is $121,800. The amount shown represents salary paid to Mr. Peoples from June 1, 1998 through December 31, 1998.

(2) This amount represents directors' fees, retainers and special retainers paid to Mr. Peoples for the period January 1, 1998 through May 31, 1998 and for the years of 1997 and 1996.

(3) Amounts reflect the Savings Bank's contribution to its defined non-contributory pension plan on behalf of the employee during 1996. Annual compensation does not include amounts attributable to other miscellaneous benefits received by the executive officers. The costs to the Savings Bank of providing such other miscellaneous benefits during fiscal 1998 did not exceed the lesser of $50,000 or 10% of the total salary and bonus paid to or accrued for the benefit of such individual executive officer.

(4) Consists of amounts allocated during the years ended December 31, 1998 and 1997 on behalf of each individual pursuant to the ESOP.

(5) Mr. Crouch resigned as President and Chief Executive Officer of the Company and the Savings Bank as of May 20, 1998. This amount represents salary paid to Mr. Crouch from January 1, 1998 through May 20, 1998.

(6) This amount represents payments made to or on behalf of Mr. Crouch in connection with a severance agreement between the Savings Bank and Mr. Crouch. These payments included salary continuation, medical, life, and disability insurance, and outplacement services.

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

     J. Bayard Cloud, the Chairman of the Board, receives a special retainer of $28,800 per year. Prior to becoming Interim President, Ernest J. Peoples received a special retainer of $27,000 per year. These retainers are paid based on their service as Chair and Vice Chair of the Board and for their review of appraisals. Since assuming the position of Interim President, Mr. Peoples does not receive any director fees, retainers or special retainers. Additionally, a supplemental pension benefit is paid to J. Bayard Cloud. For 1998 the amount of that benefit was $15,468. Wilmington wage tax is also paid for all non-employee directors. This tax is currently 1.25% of gross earnings. Wilmington wage withholding for 1998 was $896. Total aggregate fees paid to the current directors for the year ended December 31, 1998 were $98,590.

Deferred Non-employee Director Compensation Program

     The Savings Bank has a deferred non-employee director compensation program, whereby directors may defer their fees. Currently, Mr. Gehrke participates in this program. Pursuant to this program, directors defer their fees until their retirement or resignation from the Board of Directors. For the year ended December 31, 1998, $11,433 of fees were deferred pursuant to this program. Fees deferred pursuant to this program are subject to the general rights of the Bank's creditors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 22, 1999, certain information as to the common stock of the Company beneficially owned by (i) each person or entity, including any "group" as that term is used in Section 13(d)(3) of the Exchange Act, who or which was known to the Company to be the beneficial owner of more than 5% of the issued and outstanding Common Stock, (ii) the directors of the Company, (iii) those executive officers of the Company whose salary and bonus exceeded $100,000 in fiscal 1998, and (iv) all directors and executive officers of the Company and the Savings Bank as a group.



                                                                Common Stock Beneficially Owned as of
                Name of Beneficial Owner                                  March 22, 1999(1)
-----------------------------------------------------     ----------------------------------------------
                                                                    No.                       %
                                                          ---------------------    ---------------------
Delaware First Financial Corporation Employee                      74,048(2)                6.4%
Stock Ownership Plan and Trust
  400 Delaware Avenue
  Wilmington, Delaware 19801

Jeffrey L. Gendell, et al.                                        114,500(3)                9.9
  200 Park Avenue
  Suite 3900
  New York, New York 10166

Directors:


J. Bayard Cloud                                                     1,000                     *
Thomas B. Cloud                                                     6,154                     *
Larry D. Gehrke                                                     5,000                     *
Alan B. Levin                                                       1,500                     *
Ernest J. Peoples                                                   1,000                     *

Executive Officer:

Jerome P. Arrison                                                   2,467(4)                  *


All directors and executive officers of the Company                23,809                    2.1
and the Bank as a group (nine persons)

----------


*    Represents  less  than  1% of  the  outstanding  Common  Stock.

                                              (Footnotes continued on next page)

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

(2) The Delaware First Employee Stock Ownership Plan Trust ("Trust") was established pursuant to the ESOP by an agreement between DFFN and Wilmington Trust Company who acts as trustee of the plan ("Trustee"). As of December 31, 1998, 18,512 shares held in the Trust have been allocated to the accounts of participating employees. The 74,048 unallocated shares held in the Trust as of December 31, 1998 will be voted by the Trustee in accordance with its fiduciary duty as Trustee. The amount of Common Stock beneficially owned by all directors and executive officers as a group does not include the shares held by the Trust.

(3) Mr. Gendell is the managing member of Tontine Management, L.L.C., a limited liability company organized under the laws of the State of Delaware ("TM") and Tontine Overseas Associates, L.L.C., a limited liability company organized under the laws of the State of Delaware ("TOA"). TM is the general partner of Tontine Financial Partners, L.P., a Delaware limited partnership ("TFP"). TOA serves as the investment manager to TFP Overseas Funds, Ltd., a company organized under the laws of the Cayman Islands ("TFPO"). TFP and TFPO directly own 93,750 and 20,750 shares of DFFN's Common Stock, respectively. The business address of Mr. Gendell and TM, TOA, TFP and TFPO is 200 Park Avenue, Suite 3900, New York, New York 10166.

(4) Includes 2,367 shares of the Company's common stock allocated to Mr. Arrison under the ESOP which the Trustees will vote in accordance with Mr. Arrison's instructions.

Item 12. Certain Relationships and Related Transactions

     The Company offers loans to its directors and officers. These loans are currently made in the ordinary course of business with the same collateral, interest rates and underwriting criteria as those of comparable transactions prevailing at the time and do not involve more than the normal risk of collectibility or present other favorable features. Under current law, the Company's loans to directors and executive officers are required to be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment or present other favorable features. Additionally, all loans to such persons must be approved in advanced by a disinterested majority of the Board of Directors. At December 31, 1998, the Company's loans to directors and executive officers totalled approximately $617,000, or 3.8% of the Company's retained earnings at that date.

Item 13. Exhibits, List and Reports on Form 8-K

     (a) The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit

Index:

No.                Exhibits
---                --------
3.1                Certificate of Incorporation of the Company.*
3.2                Bylaws of the Company.*
4.0                Stock Certificate of the Company.*
21.0               List of Subsidiaries.*
27.0               Financial Data Schedule.


----------
*Incorporated herein by reference from the Company's Registration Statement on Form SB-2 filed with the SEC on September 26, 1997.

(b)  Reports filed on Form 8-K.

     On November 24,  1998,  the Company  filed a Form 8-K Current  Report under
Item 5 to reflect the execution on November 18, 1998 of an Agreement and Plan of Reorganization pursuant to which The Crown Group, Inc. will acquire the Company. No financial statements were filed.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      DELAWARE FIRST FINANCIAL CORPORATION


                  By: /s/ Ernest J. Peoples
                      ---------------------------------------
                      Ernest J. Peoples
                      President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





/s/ Ernest J. Peoples                                           March 31, 1999
--------------------------------------
Ernest J. Peoples
President and Chief Executive Officer

/s/ J. Bayard Cloud                                             March 31, 1999
--------------------------------------
 J. Bayard Cloud
Chairman of the Board


/s/ Thomas B. Cloud                                             March 31, 1999
--------------------------------------
Thomas B. Cloud
Director


/s/ Larry D. Gehrke                                             March 31, 1999
--------------------------------------
Larry D. Gehrke
Director

 /s/ Alan B. Levin                                              March 31, 1999
--------------------------------------
Alan B. Levin
Director



/s/ Jerome P. Arrison                                           March 31, 1999
--------------------------------------
Jerome P. Arrison
Vice President
(principal financial officer)


/s/ Lori N. Richards
--------------------------------------
Lori N. Richards                                                March 31, 1999
Treasurer
(principal accounting officer)