Form 10QSB
period 1999-03-31
DELAWARE FIRST FINANCIAL CORP
filed 1999-05-12
CIK 1046001

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to ____________

                         Commission File Number 0-23499

                      DELAWARE FIRST FINANCIAL CORPORATION
       (Exact name of small business issuer as specified in its charter)

            Delaware                                             52-2063973
-------------------------------                             --------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

          400 Delaware Avenue
          Wilmington, Delaware                                          19801
(Address of principal executive offices)                              (Zip Code)

                                 (302) 421-9090
                (Issuer's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 12, 1999, there were issued and outstanding 1,157,000 shares of the Registrant's Common Stock, par value $.01 per share.

Transitional Small Business Disclosure Format:  Yes _X_   No ___

               DELAWARE FIRST FINANCIAL CORPORATION AND SUBSIDIARY

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I.  Financial Information


Item 1.  Consolidated Financial Statements

         Consolidated Statements of Financial Condition as of
         December 31, 1998 and March 31, 1999 (unaudited)                      1

         Consolidated Statements of Operations for the three
         months ended March 31, 1999 (unaudited) and 1998 (unaudited)          2

         Consolidated Statement of Changes in Stockholders' Equity
         for the three months ended March 31, 1999 (unaudited)                 3

         Consolidated Statements of Cash Flows for the three
         months ended March 31, 1999 (unaudited) and 1998 (unaudited)          4

         Notes to Unaudited Consolidated Financial Statements                  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8


Part II. Other Information


Item 1.   Legal Proceedings                                                   11
Item 2.   Changes in Securities and Use of Proceeds                           11
Item 3.   Defaults Upon Senior Securities                                     11
Item 4.   Submission of Matters to a Vote of Security Holders                 11
Item 5.   Other Information                                                   11
Item 6.   Exhibits and Reports on Form 8-K                                    11

Signatures

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
---------------------------------------------------------------------------------------------------------

                                                                               March 31,     December 31,
ASSETS                                                                           1999           1998
                                                                             ------------    ------------
                                                                              (Unaudited)

Cash and cash equivalents                                                    $  7,323,628    $ 10,483,297
Mortgage-backed securities available for sale
  (amortized cost - 1999, $2,564,802; 1998, $2,950,049)                         2,550,784       2,942,264
Loans receivable - net                                                         82,257,541      81,027,313
Federal Home Loan Bank stock - at cost                                            975,000         975,000
Accrued interest receivable:
  Loans                                                                           794,079         714,730
  Investments                                                                      19,400          36,550
  Mortgage-backed securities                                                       11,565          14,393
Real estate owned                                                                  71,391          70,645
Office property and equipment, net                                              1,966,528       1,988,371
Prepaid expenses and other assets                                                  63,271          64,303
Prepaid income taxes                                                                                8,527
Mortgage servicing rights                                                         321,743         335,650
Deferred income taxes                                                             183,439         181,319
                                                                             ------------    ------------
TOTAL ASSETS                                                                 $ 96,538,369    $ 98,842,362
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits                                                                   $ 64,041,715    $ 66,344,996
  Advances from Federal Home Loan Bank                                         13,198,011      13,742,153
  Advances by borrowers for taxes and insurance                                 1,212,431         673,655
  Accrued interest payable                                                        176,604         254,970
  Accrued income taxes                                                                369
  Accounts payable and accrued expenses                                         1,507,679       1,546,691
                                                                             ------------    ------------

      Total liabilities                                                        80,136,809      82,562,465

Commitments and contingencies

Stockholders' Equity:
   Preferred stock, $.01 par value, 500,000 shares authorized, none issued
   Common stock, $.01 par value, 3,000,000 authorized; 1,157,000 issued
         and outstanding                                                           11,570          11,570
   Additional paid in capital                                                  10,988,356      10,988,356
   Common stock acquired by the ESOP                                             (740,480)       (740,480)
   Accumulated other comprehensive loss                                            (9,735)         (5,622)
   Retained earnings-substantially restricted                                   6,151,849       6,026,073
                                                                             ------------    ------------

      Total stockholders' equity                                               16,401,560      16,279,897
                                                                             ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 96,538,369    $ 98,842,362
                                                                             ============    ============


See notes to unaudited consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                        Three months ended
                                                              March 31,
                                                    ----------------------------
                                                        1999            1998
                                                            (Unaudited)

INTEREST INCOME:
  Interest on loans                                 $ 1,580,818     $ 1,728,744
  Interest on mortgage-backed securities                 34,564          39,651
  Interest and dividends on investments                 108,493         220,191
                                                    -----------     -----------
           Total interest income                      1,723,875       1,988,586
                                                    -----------     -----------

INTEREST EXPENSE:
  Deposits                                              760,970       1,057,582
  Federal Home Loan Bank advances                       213,439         261,344
                                                    -----------     -----------

           Total interest expense                       974,409       1,318,926
                                                    -----------     -----------

NET INTEREST INCOME                                     749,466         669,660

PROVISION FOR LOAN LOSSES                                15,000          15,000
                                                    -----------     -----------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                       734,466         654,660
                                                    -----------     -----------

OTHER INCOME:
  Service fees                                           23,866          15,537
  Gain on sale of loans                                                   7,491
  Other                                                  14,404          15,823
                                                    -----------     -----------

           Total other income                            38,270          38,851
                                                    -----------     -----------

OTHER EXPENSES:
  Salaries and employee benefits                        282,030         257,145
  Advertising                                            25,844          85,530
  Federal insurance premiums                             10,758          18,331
  Occupancy expense                                      44,627          51,371
  Data processing expense                                33,697          48,310
  Directors fees                                         12,041          29,823
  Other general and administrative expenses             146,963         137,148
                                                    -----------     -----------

           Total other expenses                         555,960         627,658
                                                    -----------     -----------

INCOME BEFORE PROVISION
  FOR INCOME TAXES                                      216,776          65,853
                                                    -----------     -----------

PROVISION FOR INCOME TAXES                              (91,000)        (27,700)
                                                    -----------     -----------


NET INCOME                                          $   125,776     $    38,153
                                                    ===========     ===========

BASIC EARNINGS PER SHARE                            $      0.11     $      0.03
                                                    ===========     ===========


See notes to unaudited consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------

                                                                            Common
                                                                            Stock
                                                                           Acquired                      Accumulated
                                                          Additional       by Stock                         Other         Total
                                            Common         Paid-in          Benefit        Retained     Comprehensive  Stockholders'
                                             Stock         Capital           Plans         Earnings          Loss         Equity

BALANCE, JANUARY 1, 1999                 $     11,570    $ 10,988,356    $   (740,480)   $  6,026,073   $     (5,622)  $ 16,279,897

  Net income for the
    three months ended
    March 31, 1999 (unaudited)                                                                125,776                       125,776

  Change in unrealized losses
    on available for sale
    securities, net of tax (unaudited)                                                                        (4,113)        (4,113)
                                         ------------    ------------    ------------    ------------   ------------   ------------

BALANCE, MARCH 31, 1999 (unaudited)      $     11,570    $ 10,988,356    $   (740,480)   $  6,151,849   $     (9,735)  $ 16,401,560
                                         ============    ============    ============    ============   ============   ============

See notes to unaudited consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------

                                                                Three-month Period Ended
                                                                        March 31,
                                                              ----------------------------
                                                                  1999            1998
                                                                       (Unaudited)

OPERATING ACTIVITIES:
  Net income                                                  $    125,776    $     38,153
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Depreciation                                                    21,483          24,544
    Provision for loan losses                                       15,000          15,000
    Gain on sale of loans                                                           (7,491)
    Loss on disposal of office property and equipment                                7,067
    Amortization of:
      Deferred loan fees                                           (23,830)        (39,081)
      Discount on investment and
        mortgage-backed securities                                   1,192           2,570
    Changes in assets and liabilities which
      provided (used) cash:
      Accrued interest receivable                                  (59,371)         (4,900)
      Mortgage servicing rights                                     13,907          15,349
      Prepaid expenses and other assets                              1,032          99,005
      Accrued interest payable                                     (78,366)        (83,281)
      Accounts payable and accrued expenses                        (39,012)        371,318
      Income taxes                                                   8,896          28,985
      Deferral of loan fees                                         30,544          30,549
                                                              ------------    ------------
        Net cash provided by operating activities                   17,251         497,787
                                                              ------------    ------------

INVESTING ACTIVITIES:
  Proceeds from maturity of investments                                          2,000,000
  Principal collected on long-term loans
    and mortgage-backed securities                               5,121,682       5,120,133
  Long-term loans originated                                    (5,989,955)     (4,334,775)
  Proceeds from sale of loans                                                      544,200
  Purchase of investments                                                       (1,336,747)
  Purchases of office property and equipment                                       (30,644)
                                                              ------------    ------------
        Net cash provided by (used in) investing activities       (868,273)      1,962,167
                                                              ------------    ------------

FINANCING ACTIVITIES:
  Net decrease in deposits                                      (2,303,281)     (2,056,957)
  Increase in advances by borrowers for taxes
    and insurance                                                  538,776         488,112
  Repayments of Federal Home Loan Bank advances                   (544,142)     (2,000,000)
  Payment of additional conversion costs                                            (5,841)
                                                              ------------    ------------

        Net cash used in financing activities                   (2,308,647)     (3,574,686)
                                                              ------------    ------------

NET DECREASE IN CASH AND
   CASH EQUIVALENTS                                             (3,159,669)     (1,114,732)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                           10,483,297      15,199,726
                                                              ------------    ------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                               $  7,323,628    $ 14,084,994
                                                              ============    ============

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                  $  1,052,775    $  1,402,207
                                                              ============    ============
    Income taxes                                              $     75,966    $
                                                              ============    ============
    Transfers of loans receivable into real estate owned      $               $     71,726
                                                              ============    ============

See notes to unaudited consolidated financial statements.

DELAWARE FIRST FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE
THREE-MONTH PERIODS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)
--------------------------------------------------------------------------------

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

     The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 1999. The unaudited consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's Form 10-KSB dated March 31, 1999.

     On November 18, 1998, the Company agreed to be acquired by Crown Group, Inc., in a cash transaction valued at approximately $17,900,000. The Agreement and Plan of Reorganization, executed by the Company and Crown Group, Inc., provides for the exchange of each share of the Company's common stock for $15.50 in cash. The acquisition is contingent upon receipt of approvals from regulatory authorities and the Company's shareholders. The special meeting for shareholders to consider the approval of the agreement has been scheduled for June 8, 1999 at 1:30 p.m.

     Certain items in the 1998 financial statements have been reclassified to conform with the presentation in the 1999 financial statements.

2.   MORTGAGE-BACKED SECURITIES

     Mortgage-backed securities are summarized as follows:

                                                              March 31, 1999                            December 31, 1998
                                                  ----------------------------------------   ---------------------------------------
                                                                   Gross       Approximate                   Gross       Approximate
                                                  Amortized     Unrealized        Fair       Amortized     Unrealized       Fair
                                                     Cost          Loss           Value         Cost          Loss          Value
                                                  ----------    ----------     ----------    ----------    ----------     ----------
Available for sale:
FHLMC pass-through certificates                   $  216,255    $     (731)    $  215,524    $  302,954    $     (309)    $  302,645
Collateralized Mortgage Obligations                2,348,547       (13,287)     2,335,260     2,647,095        (7,476)     2,639,619
                                                  ----------    ----------     ----------    ----------    ----------     ----------

              Total                               $2,564,802    $  (14,018)    $2,550,784    $2,950,049    $   (7,785)    $2,942,264
                                                  ==========    ==========     ==========    ==========    ==========     ==========

3.   LOANS RECEIVABLE

     Loans receivable consist of the following:

                                                       March 31,    December 31,
                                                         1999           1998
                                                     -----------    -----------

First mortgage loans (primarily one-
  to four-family residential)                        $71,294,543    $70,855,074
Loans on savings accounts                                680,913        630,761
Home equity loans - fixed rate                         7,219,308      7,556,783
Equity lines of credit - variable rate                 2,692,393      2,551,908
Small business loans                                   1,734,057        774,746
                                                     -----------    -----------

    Total                                             83,621,214     82,369,272

Less:
  Allowance for loan losses                              504,355        489,355
  Deferred loan fees                                     859,318        852,604
                                                     -----------    -----------

    Total                                            $82,257,541    $81,027,313
                                                     ===========    ===========

     The following is an analysis of the allowance for loan losses:

                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         1999            1998

Balance, beginning of period                            489,355         462,815
Provisions charged to operations                         15,000          15,000
Charge-offs                                                   0         (41,468)
                                                       --------        --------

Balance, end of period                                  504,355         436,347
                                                       ========        ========


     Loans  delinquent  more than 90 days are placed on  nonaccrual  status.  At
     March 31, 1999 and December 31, 1998, nonaccrual loans amounted to approximately $188,000 and $94,000, respectively. Interest reserved from these loans amounted to $8,585 and $3,880 at March 31, 1999 and December 31, 1998, respectively.

4.   DEPOSITS

     Deposits by stated type are summarized as follows:

                                          March 31, 1999             December 31, 1998
                                     -----------------------    -------------------------
                                        Amount       Percent         Amount       Percent

Demand deposit accounts              $ 2,163,425       3.4%     $ 1,999,737       3.0%
Passbook accounts                      1,706,483       2.7        1,697,025       2.6
Money market deposit accounts:         7,501,427      11.7        7,043,797      10.6
91-day to five-year money market
  certificates:                       52,670,380      82.2       55,604,437      83.8
                                     -----------     -----      -----------     -----

Total                                $64,041,715     100.0%     $66,344,996     100.0%
                                     ===========     =====      ===========     =====

5.   COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. Total comprehensive income for the three month periods ended March 31, 1999 and 1998 amounted to income of $121,663 and $40,955, respectively.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

     Total assets decreased $2.3 million or 2.3% to $96.5 million at March 31, 1999 compared to $98.8 million at December 31, 1998. Such decrease was primarily due to a decrease in cash and cash equivalents. Cash and cash equivalents were used to fund deposit outflows. Total liabilities decreased $2.4 million or 2.9% to $80.1 million at March 31, 1999. Such decrease was primarily due to a decrease in both deposits and advances from the Federal Home Loan Bank ("FHLB") of Pittsburgh. Stockholders' equity amounted to $16.4 million at March 31, 1999 and $16.3 million at December 31, 1998.

Results of Operations for the Three Months Ended March 31, 1999 and 1998.

     General. Net income amounted to $126,000 and $38,000 for the three months ended March 31, 1999 and 1998, respectively. The increase of $88,000 or 230.0% was primarily due to a decrease in interest expense and other expenses partially offset by a decrease in interest income.

     Net Interest Income. Net interest income is determined by the Company's interest rate spread (i.e., the difference between the yields earned on its interest-earning assets and the rates paid on its interest-bearing liabilities) and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest income increased $80,000 or 11.9% to $749,000 for the three months ended March 31, 1999 compared to $670,000 for the same period in 1998. The increase in net interest income was due to a decrease in interest expense of $345,000. This decrease was due to lower average balances of deposits and FHLB advances.

     Interest Income. Interest income decreased $265,000 or 13.3% to $1.7 million for the three months ended March 31, 1999 compared to the same period in 1998. The decrease in interest income was primarily due to a decrease in interest income on loans, due to a decrease in the average balance of such assets. The average balance of loans receivable decreased due to fewer loan originations and an increase in loan prepayments.

     Interest Expense. Interest expense decreased $345,000 or 26.1% to $974,000 for the three months ended March 31, 1999 compared to $1.3 million for the comparable period in 1998. Such decrease was primarily due to a decrease in interest expense on deposits and advances from the FHLB, which was caused by a decrease in the average balance of such liabilities.

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

     The provision for loan losses amounted to $15,000 for the three months ended March 31, 1999 and 1998.

     Other Income. Other income decreased $1,000 or .1% to $38,000 for the three months ended March 31, 1999 compared to the same period in 1998 due to a decrease in the gain on sale of loans, partially offset by increases in service fees. During the three month period ended March 31, 1999, the Bank did not sell loans to third parties.

     Other Expenses. Other expenses decreased $72,000 or 11.4% to $556,000 for the three months ended March 31, 1999 compared to the same period in 1998. Such decrease was primarily due to decreases in advertising and directors' fees. The decrease in advertising was primarily due to the lack of expenses incurred during the first quarter of 1999, compared to the same quarter for 1998. During the first quarter of 1998, the Bank incurred additional advertising expenses relating to the announcement of its name change. No such expenses were incurred in the first quarter of 1999. The decrease in directors' fees was due to both the reduction in the number of the Company's directors being paid and to fewer meetings during 1999.

     Income Taxes. The provision for income taxes amounted to $91,000 and $28,000 for the three months ended March 31, 1999 and 1998, respectively, resulting in effective tax rates of 42.0% and 42.1%, respectively.

Liquidity and Capital Resources

     The Bank's liquidity, represented by cash and cash equivalents, is a product of its operating, investing and financing activities. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and funds provided from operations. Although scheduled loan amortization and maturing investment securities and short-term investments are relatively predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank invests excess funds in overnight deposits and other short-term interest-earning assets which provide liquidity to meet lending requirements. As an additional source of funds, the Bank may borrow from the FHLB of Pittsburgh and has access to the Federal Reserve discount window. At March 31, 1999 the Bank had $13.2 million of outstanding advances from the FHLB of Pittsburgh.

     As of March 31, 1999, the Bank's regulatory capital was in excess of all applicable regulatory requirements. At March 31, 1999, the Bank's tangible, core and risk-based capital ratios amounted to 14.3%, 14.3% and 25.2%, respectively, compared to regulatory requirements of 1.5%, 3.0% and 8.0%, respectively.

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

          None.

Item 5.   Other Information

          None.

Item 6.   Exhibits and Reports on Form 8-K

          None.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            DELAWARE FIRST FINANCIAL CORPORATION



Date: May 12, 1999                          By: /s/Ernest J. Peoples
                                                --------------------------------
                                                Ernest J. Peoples
                                                President


Date: May 12, 1999                          By: /s/Jerome P. Arrison
                                                --------------------------------
                                                Jerome P. Arrison
                                                Vice President
                                                (principal financial officer)